Form 10-K
period 2018-12-31
ARROW ELECTRONICS INC
filed 2019-02-07
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS INC
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $6,477,885,555.

There were 84,917,353 shares of Common Stock outstanding as of February 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 9, 2019 is incorporated by reference in Part III to the extent described therein.

PART I
Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946 and serves over 200,000 customers.

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

The company has two business segments, the global components business and the global enterprise computing solutions ("ECS") business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs and MSPs through its global ECS business segment. For 2018, approximately 70% of the company's sales were from the global components business segment, and approximately 30% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 to the Consolidated Financial Statements.

The company maintains over 300 sales facilities and 49 distribution and value-added centers, serving over 80 countries. Both business segments have operations in each of the three largest electronics markets; the Americas; Europe, Middle East, and Africa ("EMEA"); and Asia Pacific regions. Through this network, Arrow guides innovation forward by helping its customers deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

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
Within the global components business segment, net sales of approximately 68% consist of semiconductor products and related services; approximately 19% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 10% consist of computing and memory; and approximately 3% consist of other products and services.

Over the past three years, the global components business segment completed 6 strategic acquisitions to broaden its digital capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the global components business segment's portfolio of products and services offerings at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models.

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

Within the global ECS business segment, net sales of approximately 39% consist of software, 37% consist of storage, 12% consist of industry standard servers, 6% consist of proprietary servers, and 6% consist of other products and services.

Over the past three years, the global ECS business segment completed two strategic acquisitions to further expand its portfolio of products. Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 200,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs, MSPs, and OEMs. No single customer accounted for more than 2% of the company's 2018 consolidated sales.

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

No single supplier accounted for more than 10% of the company's consolidated sales in 2018. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

Distribution Agreements

Certain agreements with suppliers protect the company against the potential write-down of inventories due to technological change or suppliers' price reductions. These contractual provisions typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in suppliers' list prices. As of December 31, 2018, this type of arrangement covered approximately 49% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the supplier, for credit, a defined portion of those inventory items purchased within a designated period of time.

A supplier, which elects to terminate a distribution agreement, may be required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2018, this type of repurchase arrangement covered approximately 54% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 20,100 employees worldwide as of December 31, 2018.

Available Information

The company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other documents with the U.S. Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company's SEC filings are available to the public on the SEC's Web site at http://www.sec.gov and through the New York Stock Exchange ("NYSE"), 11 Wall Street, New York, New York 10005, on which the company's common stock is listed.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 7, 2019:

Name	Age	Position
Michael J. Long	60	Chairman, President, and Chief Executive Officer
Matt Anderson	40	Senior Vice President, Chief Digital Officer
Sean J. Kerins	56	President, Arrow Global Enterprise Computing Solutions
Andy King	55	President, Arrow Global Components
Chuck Kostalnick	53	Senior Vice President, Chief Supply Chain Officer
Vincent P. Melvin	55	Senior Vice President, Chief Information Officer
M. Catherine Morris	60	Senior Vice President, Chief Strategy Officer
Chris D. Stansbury	53	Senior Vice President, Chief Financial Officer
Gregory P. Tarpinian	57	Senior Vice President, Chief Legal Officer
Gretchen K. Zech	49	Senior Vice President, Chief Human Resources Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long has been Chairman of the Board of Directors, President, and Chief Executive Officer of the company for more than five years.

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

Andy King was appointed President of Arrow Global Components in November 2015. Prior thereto he served as President of EMEA Components from November 2013 to November 2015.

Chuck Kostalnick was appointed Senior Vice President, Chief Supply Chain Officer in July 2017. Prior thereto he served as President, Arrow Sustainable Technology Solutions from August 2016 to July 2017. Before joining Arrow he served as Executive Vice President and Chief Business Officer at Sanmina from September 2013 to July 2016.

Vincent P. Melvin has been Senior Vice President and Chief Information Officer of the company for more than five years.

M. Catherine Morris has been Senior Vice President and Chief Strategy Officer of the company for more than five years.

Chris D. Stansbury was appointed Senior Vice President and Chief Financial Officer in May 2016. Prior thereto he served as Vice President, Finance and Chief Accounting Officer from August 2014 to May 2016. Prior to joining Arrow he served as the Vice President, Finance and Chief Financial Officer for Hewlett Packard’s Global Networking business from September 2013 to July 2014.

Gregory P. Tarpinian was appointed Senior Vice President and Chief Legal Officer in January 2015. Prior thereto he served as the Vice President of Legal Affairs for more than five years.

Gretchen K. Zech has been Senior Vice President and Chief Human Resources Officer of the company for more than five years.

Item 1A. Risk Factors.

Described below and throughout this report are certain risks that the company's management believes are applicable to the company's business and the industries in which it operates. If any of the described events occur, the company's business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company's business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, employee attraction and retention, and those associated with customers' inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of natural disasters such as tsunamis, hurricanes, tornadoes, and floods. These factors affect businesses generally, including the company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the company. Included below are some risks pertaining to specific government regulation, however, not all regulations applicable to the company or unanticipated regulation changes (such as changes in tax regulations in the various geographies we operate) have been described. The continuing expansion of government laws and regulations, some that may apply specifically to the company's industry and others to the market generally, as well as any actions taken by activist investors, could negatively impact the company's profitability.

If the company is unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the company's business could be materially adversely affected.

A substantial portion of the company's inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Some of the company's businesses rely on a limited number of suppliers to provide a high percentage of their revenues. For example, sales of products from one of the company's suppliers accounted for approximately 9% of the company's consolidated sales. To the extent that the company's significant suppliers reduce the number of products they sell through distribution, are unwilling to continue to do business with the company, or are unable to continue to meet or significantly alter their obligations, the company's business could be materially adversely affected. In addition, to the extent that the company's suppliers modify the terms of their contracts to the detriment of the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company's business. Further, the supplier landscape has experienced a consolidation, which could negatively impact the company if the surviving, consolidated suppliers decide to exclude the company from their supply chain efforts.

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

The company may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it.

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

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2018, the company had cash and cash equivalents of $509.3 million. In addition, the company currently has access to committed credit lines of $2.0 billion and a committed asset securitization program of $1.2 billion, of which the company had outstanding borrowings of $810.0 million at December 31, 2018. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs. The company's ability to obtain external financing is affected by various factors including general financial market conditions and the company's debt ratings. Further, any increase in the company's level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company's current debt rating or tightening of credit availability could impair the company's ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants. For example, the company's existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. An increase in the company's financing costs or loss of access to cost-effective capital resources could have a material adverse effect on the company's business.

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

The company's lack of long-term sales contracts may have a material adverse effect on its business.

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

The company's revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and connector), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 45%, 46%, and 42% of the company's consolidated sales in 2018, 2017, and 2016, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2018, 2017, and 2016, approximately 59%, 58%, and 57%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Moreover, our effective tax rate may be adversely impacted by, among other things, changes in the mix of our earnings among countries having different statutory tax rates, changes in the valuation of deferred tax assets, and certain international tax policy efforts, including the Organization for Economic Co-operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project, the European Commission’s state aid investigations, and other initiatives adversely affecting taxation of international businesses. Furthermore, many of the countries where we are subject to taxes are independently evaluating their tax policy and some have already passed tax legislation which affect international businesses.  For instance, on December 22, 2017, the U.S. federal government enacted tax legislation ("Tax Act"), which significantly changed the tax laws by favorably reducing the corporate federal tax rate (35% to 21%) and moving to a territorial system, while simultaneously imposing an unfavorable one-time tax on accumulated foreign earnings, limiting deductibility of certain import related costs, including interest expense, and creating a new tax on certain international activities. Additionally, our tax returns are subject to periodic audits by U.S. and foreign tax authorities, and these audits may result in allocations of income and/or deductions that may result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of adverse outcomes resulting from these audits to determine the adequacy of our provision for taxes. Such tax changes, to the extent they are brought against us, could increase our effective tax rates in many of the countries where we have operations and ultimately have an adverse effect on our overall tax liability, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows, and financial condition.

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

A decline in general economic conditions, a substantial increase in market interest rates, or the company’s inability to meet long term working capital or operating income projections could impact future valuations of the company's reporting units, and the company could be required to record an impairment charge in the future, which could impact the company's consolidated balance sheet, as well as the company's consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.
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

The company’s information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to the company’s operations, loss or disclosure of, or damage to, the company’s or any of its customer’s or supplier’s data, confidential information, or reputation. The company’s information technology systems security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or suppliers to disclose sensitive information in order to gain access to the company’s data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to the company’s reputation, loss of competitive advantage, and a loss of confidence in the security of the company’s information technology systems that could potentially have an impact on the company’s business. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage the company’s information technology systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive measures. Further, third parties, such as hosted solution providers, that provide services for the company’s operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure. In addition, sophisticated hardware and operating system software and applications that the company procures from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the company’s information technology systems.

The company makes investments seeking to address risks and vulnerabilities, including ongoing monitoring, updating networks and systems, and personnel awareness training of potential cybersecurity threats to help ensure employees remain diligent in identifying potential risks. In addition, we have deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. As part of the company’s regular review of potential risks, the company analyzes emerging cybersecurity threats as well as the company’s plan and strategies to address them and presents them to senior management. Although the company has developed systems and processes that are designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the company incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps.

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

In 2018, the company completed the process of implementing a global enterprise resource planning ("ERP") system to standardize its global components processes worldwide and adopt best-in-class capabilities.  The company committed significant resources to this new ERP system, which replaced multiple legacy systems of the company.  This conversion was extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally.  To date, the company has not experienced any identifiable significant issues. Failure to properly or adequately address any unaccounted for or unforeseen issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

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

Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China, which have increased the prices of many of the products that the company purchases from its suppliers. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices. While the company intends to pass price increases on to our customers, the effect of tariffs on prices may impact sales and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but we cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain products which could have an adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution and value-added centers, and administrative facilities worldwide. Its executive office is located in Centennial, Colorado and occupies a 129,000 square foot facility under a long-term lease expiring in 2033. The company owns 12 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 600 additional locations under leases due to expire on various dates through 2033. The company believes its facilities are well maintained and suitable for company operations.

Item 3.    Legal Proceedings.

Environmental and Related Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110.0 million and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. As further discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Huntsville, Alabama site is subject to a consent decree, entered into in February 2015, between the company and the Alabama Department of Environmental Management ("ADEM"). The Norco, California site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control (the "DTSC"). In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

Record Holders

On February 1, 2019, there were approximately 1,466 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2018 or 2017. While from time to time the Board of Directors (the "Board") considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	2,907,744	$65.46	3,885,282
Total	2,907,744	$65.46	3,885,282

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's MidCap 400 Index ("S&P 400 Stock Index"), the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies ("Peer Group") on a line-of-business basis. During 2018, the companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flex Ltd., Jabil, Inc., Tech Data Corporation, and WESCO International, Inc. The graph assumes $100 invested on December 31, 2013 in the company, the S&P 400 Stock Index, the S&P 500 Stock Index and the Peer Group. Total return indicies reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

The company changed its benchmark index from the Standard & Poor's 500 Stock Index to the S&P 400 Stock Index because it is more representative of Arrow’s market capitalization and peer group. Both indicies are included in the graph below for comparison purposes but the comparison to the S&P 500 Stock Index will not be presented in future 10-K filings.

	2013	2014	2015	2016	2017	2018
Arrow Electronics	100	107	100	131	148	127
Peer Group	100	115	115	135	157	106
S&P 400 Midcap Stock Index	100	110	107	130	151	134
S&P 500 Stock Index	100	114	115	129	157	150

Issuer Purchases of Equity Securities

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of December 31, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	400,000	271,388	128,612
December 2018	600,000	—	600,000
Total	$1,000,000	$271,388	$728,612
The following table shows the share-repurchase activity for the quarter ended December 31, 2018 (in thousands except share and per share data):

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 30 through October 27, 2018	—	$—	—	$278,639
October 28 through November 24, 2018	1,526,466	74.11	1,526,466	165,513
November 25 through December 31, 2018	501,401	73.80	499,917	728,612
Total	2,027,867		2,026,383

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2018 is 1,484 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data).

For the years ended December 31:	2018 (a)	2017 (b)	2016 (c)	2015 (d)	2014 (e)
		(Adjusted)	(Adjusted)	**	**
Sales	$29,676,768	$26,554,563	$23,487,872	$23,282,020	$22,768,674
Gross profit	3,700,912	3,356,968	3,144,322	3,035,250	2,995,895
Operating income	1,147,512	945,736	876,826	824,482	762,257
Net income attributable to shareholders	716,195	402,176	522,815	497,726	498,045
Net income per share:
Basic	$8.19	$4.54	$5.75	$5.26	$5.05
Diluted	$8.10	$4.48	$5.68	$5.20	$4.98

At December 31:
Accounts receivable, net and inventories	$12,824,141	$11,428,106	$9,566,080	$8,627,908	$8,379,107
Total assets	17,784,445	16,459,267	14,203,479	13,021,930	12,435,301
Long-term debt	3,239,115	2,933,045	2,696,334	2,380,575	2,067,898
Shareholders' equity	5,324,990	4,949,255	4,411,136	4,142,443	4,153,970

Amounts discussed below are before tax except for amounts related to the effects of the Tax Act.

(a)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $49.4 million, loss on disposition of businesses, net of $3.6 million, and restructuring, integration, and other charges of $60.4 million. Net income attributable to shareholders also includes a net loss on investment of $14.2 million, impact of Tax Act of $28.3 million, and pension settlement of $1.7 million.

(b)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $50.1 million, loss on disposition of businesses, net of $21.0 million, and restructuring, integration, and other charges of $74.6 million. Net income attributable to shareholders also includes a net loss on investment of $6.6 million, pension settlement of $16.7 million, loss on extinguishment of debt of $59.5 million, and the impact of the Tax Act of $124.7 million.

(c)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $54.9 million and restructuring, integration, and other charges of $61.4 million. Net income attributable to shareholders also includes a net gain on investment of $2.9 million, and a pension settlement of $12.2 million.

(d)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $51.0 million and restructuring, integration, and other charges of $68.8 million. Net income attributable to shareholders also includes a loss on extinguishment of debt of $2.9 million and a loss on investment, net of $1.0 million.

(e)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $44.1 million, restructuring, integration, and other charges of $39.8 million, and a non-cash impairment charge associated with discontinuing the use of a trade name of $78.0 million. Net income attributable to shareholders also includes a gain on investment of $29.7 million.

**
The results presented for years 2014 and 2015 have not been adjusted for the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications, see Notes 1 and 2. This does not materially affect the comparability of the results with years 2016 through 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") through its global components business segment and provides enterprise computing solutions to value-added resellers ("VARs") and managed service providers ("MSPs") through its global ECS business segment.  For 2018, approximately 70% of the company's sales were from the global components business segment and approximately 30% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for 2018 increased by 11.8%, compared with the year-earlier period, due to a 13.8% increase in global components business segment sales and a 7.2% increase in global ECS business segment sales. Adjusted for the change in foreign currencies, acquisitions, and dispositions, consolidated sales increased 10.9% compared with the year-earlier period.

Net income attributable to shareholders increased to $716.2 million in 2018 compared with $402.2 million in the year-earlier period. The following items impacted the comparability of the company's results for the years ended December 31, 2018 and 2017, all amounts are before tax except for amounts related to the effects of the Tax Act.

•	restructuring, integration, and other charges of $60.4 million in 2018 and $74.6 million in 2017;

•	identifiable intangible asset amortization of $49.4 million in 2018 and $50.1 million in 2017;

•	net loss on investments of $14.2 million in 2018 and $6.6 million in 2017;

•	loss on disposition of businesses, net, of $3.6 million in 2018 and $21.0 million in 2017;

•	loss on extinguishment of debt of $59.5 million in 2017;

•	pension settlement of $1.7 million in 2018 and $16.7 million in 2017; and

•	Income tax benefit of $28.3 million in 2018 and expense of $124.7 million in 2017, related to the Tax Act.

Excluding the aforementioned items, net income attributable to shareholders increased to $781.0 million in 2018 compared with $674.5 million in the year-earlier period.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies"), by re-translating prior period results at current period foreign exchange rates, and the impact of acquisitions by adjusting the company's prior periods to include the operating results of businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the earliest period presented (referred to as "impact of acquisitions") and the impact of dispositions by adjusting the company's operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "impact of dispositions");

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, gain (loss) on investments, net, loss on extinguishment of debt, pension settlements, and impact of the Tax Act.

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

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2018	2017	Change
Consolidated sales, as reported*	$29,677	$26,555	11.8%
Impact of changes in foreign currencies	—	252
Impact of acquisitions	—	158
Impact of dispositions	(27)	(230)
Consolidated sales, as adjusted*	$29,649	$26,734	10.9%

Global components sales, as reported*	$20,857	$18,330	13.8%
Impact of changes in foreign currencies	—	174
Impact of acquisitions	—	85
Impact of dispositions	—	—
Global components sales, as adjusted*	$20,857	$18,589	12.2%

Global ECS sales, as reported*	$8,820	$8,224	7.2%
Impact of changes in foreign currencies	—	77
Impact of acquisitions	—	73
Impact of dispositions	(27)	(230)
Global ECS sales, as adjusted*	$8,792	$8,145	8.0%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for 2018 increased by $3.1 billion, or 11.8%, compared with the year-earlier period. The increase in 2018 was driven by an increase in global components business segment sales of $2.5 billion, or 13.8%, and an increase in global ECS business segment sales of $595.8 million, or 7.2%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, the company's consolidated sales increased by 10.9% in 2018, compared with the year-earlier period.

In the global components business segment, sales for 2018 increased 13.8% compared with the year-earlier period, with double-digit sales growth in Arrow’s core businesses across all three regions (Americas, EMEA, and Asia), as well as high double digit growth coming from Arrow’s strategic investment in Digital and Sustainable Technology Solutions businesses. The increase for 2018 is attributable to suppliers awarding additional business to the company, and reflects strong growth in the industrial, aerospace and defense verticals year over year. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 12.2% in 2018, compared with the year-earlier period.

In the global ECS business segment, sales for 2018 increased 7.2% compared with the year-earlier period. Growth was driven by infrastructure software, security, storage, and industry-standard servers. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, the company's global ECS business segment sales increased by 8.0% in 2018, compared with the year-earlier period.

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2017	2016	Change
Consolidated sales, as reported*	$26,555	$23,488	13.1%
Impact of changes in foreign currencies	—	142
Impact of acquisitions	—	48
Consolidated sales, as adjusted*	$26,555	$23,679	12.1%

Global components sales, as reported*	$18,330	$15,409	19.0%
Impact of changes in foreign currencies	—	87
Impact of acquisitions	—	10
Global components sales, as adjusted*	$18,330	$15,505	18.2%

Global ECS sales, as reported*	$8,224	$8,079	1.8%
Impact of changes in foreign currencies	—	56
Impact of acquisitions	—	38
Global ECS sales, as adjusted	$8,224	$8,173	0.6%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for 2017 increased by $3.1 billion, or 13.1%, compared with the year-earlier period. The increase in 2017 was driven by an increase in global components business segment sales of $2.9 billion, or 19.0%, and an increase in global ECS business segment sales of $145.1 million, or 1.8%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by 12.1% in 2017, compared with the year-earlier period.

In the global components business segment, sales for 2017 increased 19.0% compared with the year-earlier period, with double-digit sales growth in Arrow's core business across all three regions (Americas, EMEA, and Asia), as well as high double digit growth coming from Arrow's strategic investments in its Digital and Sustainable Technology Solutions businesses. The increase for 2017 is attributable to suppliers awarding additional business to the company, and reflects strong growth in the industrial, transportation, aerospace and defense, consumer, and communications verticals year over year. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 18.2% in 2017, compared with the year-earlier period.

In the global ECS business segment, sales growth for 2017 was increased 1.8% compared with the year-earlier period, with declining revenue in the first half of the year offset by growth in the second half of the year. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 0.6% in 2017, compared with the year-earlier period.

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2018	2017	Change
Consolidated gross profit, as reported	$3,701	$3,357	10.2%
Impact of changes in foreign currencies	—	31
Impact of acquisitions	—	49
Impact of dispositions	(6)	(60)
Consolidated gross profit, as adjusted	$3,695	$3,377	9.4%
Consolidated gross profit as a percentage of sales, as reported	12.5%	12.6%	(10)	bps
Consolidated gross profit as a percentage of sales, as adjusted	12.5%	12.6%	(10)	bps

The company recorded gross profit of $3.7 billion and $3.4 billion for 2018 and 2017, respectively. The increase in gross profit was primarily due to increased demand and supplier awards in the components business. Gross profit margins for 2018 decreased by approximately 10 basis points, compared with the year-earlier period, primarily due to declining margins in the global ECS business attributable to less favorable business mix. Declines were mostly offset by improving margins in the global components business.

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2017	2016	Change
Consolidated gross profit, as reported	$3,357	$3,144	6.8%
Impact of changes in foreign currencies	—	18
Impact of acquisitions	—	13
Consolidated gross profit, as adjusted	$3,357	$3,175	5.7%
Consolidated gross profit as a percentage of sales, as reported	12.6%	13.4%	(80)	bps
Consolidated gross profit as a percentage of sales, as adjusted	12.6%	13.4%	(80)	bps

The company recorded gross profit of $3.4 billion and $3.1 billion for 2017 and 2016, respectively. The increase in gross profit was primarily due to increased demand and supplier awards in the components business. Gross profit margins for 2017 decreased by approximately 80 basis points, compared with the year-earlier period, primarily due to an increase in lower margin distribution services in the Americas and EMEA Components businesses. The increase in supplier awards initially drive lower margin fulfillment volume.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2018	2017	Change
Selling, general, and administrative expenses, as reported	$2,303	$2,162	6.5%
Depreciation and amortization, as reported	186	154	21.3%
Operating expenses, as reported	2,489	2,316	7.5%
Impact of changes in foreign currencies	—	25
Impact of acquisitions	—	30
Impact of dispositions	(7)	(56)
Operating expenses, as adjusted*	$2,483	$2,315	7.3%
Operating expenses as a percentage of sales, as reported	8.4%	8.7%	(30)	bps
Operating expenses as a percentage of sales, as adjusted	8.4%	8.7%	(30)	bps
* The sum of the components for operating expenses, as adjusted, may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $141.0 million, or 6.5%, in 2018, on a sales increase of 11.8%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 7.8% and 8.1% for 2018 and 2017, respectively.

Depreciation and amortization expense as a percentage of operating expenses was 7.5% for 2018 compared with 6.6% in the year-earlier period. During 2018 the company recorded $22.4 million of depreciation related to a global enterprise resource tool ("ERP") placed into service during the first quarter of 2018. Included in depreciation and amortization expense is identifiable intangible asset amortization of $49.4 million for 2018 compared to $50.1 million for 2017.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, operating expenses for 2018 increased 7.3%, on a sales increase, as adjusted, of 10.9%. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales for 2018 were 8.4% compared to 8.7% for 2017. The decline in operating expense as a percentage of sales reflects the operational efficiencies the company achieved to align costs to the business mix.

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2017	2016	Change
Selling, general, and administrative expenses, as reported	$2,162	$2,047	5.6%
Depreciation and amortization, as reported	154	159	(3.5)%
Operating expenses, as reported	2,316	2,206	5.0%
Impact of changes in foreign currencies	—	9
Impact of acquisitions	—	9
Operating expenses, as adjusted	$2,316	$2,224	4.1%
Operating expenses as a percentage of sales, as reported	8.7%	9.4%	(70)	bps
Operating expenses as a percentage of sales, as adjusted	8.7%	9.4%	(70)	bps

Selling, general, and administrative expenses increased $115.1 million, or 5.6%, in 2017, on a sales increase of 13.1%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.1% and 8.7%, for 2017 and 2016, respectively.

Depreciation and amortization expense as a percentage of operating expenses was 6.6% for 2017 compared with 7.2% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $50.1 million for 2017 compared to $54.9 million for 2016.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for 2017 increased 4.1%, on a sales increase, as adjusted, of 12.1%. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales for 2017 were 8.7% compared to 9.4% for 2016. The decline in operating expense as a percentage of sales reflects the operational efficiencies the company achieved to align costs to the business mix.

Restructuring, Integration, and Other Charges

2018 Charges

In 2018, the company recorded restructuring, integration, and other charges of $60.4 million. Included in the restructuring, integration, and other charges for 2018 is a restructuring and integration charge of $23.7 million related to initiatives taken by the company to improve operating efficiencies, which includes personnel costs of $15.3 million, facilities costs of $8.2 million, and other costs of $0.1 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. Also included is a charge of $7.5 million related to restructuring and integration actions taken in prior periods.

Included in restructuring, integration, and other charges for 2018 are other expenses of $29.1 million. In 2018, the company recorded acquisition related charges of $10.2 million related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years, and $11.2 million in charges related to relocation and infrastructure upgrades of the company’s data centers, and other centralization efforts to maximize operating efficiencies.

2017 Charges

In 2017, the company recorded restructuring, integration, and other charges of $74.6 million. Included in the restructuring, integration, and other charges for 2017 is a restructuring and integration charge of $46.8 million related to initiatives taken by the company to improve operating efficiencies, which includes personnel costs of $37.6 million, facilities costs of $8.2 million, and other costs of $1.0 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. Also included is a charge of $6.2 million related to restructuring and integration actions taken in prior periods.

Included in restructuring, integration, and other charges for 2017 are other expenses of $21.6 million, which includes the following charges and credits. Additional expenses of $2.1 million to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (see Note 15), acquisition related charges of $7.7 million related to contingent consideration for acquisitions completed in prior years, and a net loss on real estate transactions of $3.1 million.

2016 Charges

In 2016, the company recorded restructuring, integration, and other charges of $61.4 million. Included in the restructuring, integration, and other charges for 2016 is a restructuring and integration charge of $32.9 million related to initiatives taken by the company to improve operating efficiencies, which includes personnel costs of $25.8 million, facilities costs of $5.8 million, and other costs of $1.3 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. Also included is a charge of $3.6 million related to restructuring and integration actions taken in prior periods.

Included in restructuring, integration, and other charges for 2016 are other expenses of $24.9 million, which include the following charges and credits. In 2016, the company recorded additional expenses of $11.8 million to increase its accrual for the Wyle environmental obligation (see Note 15), acquisition related charges of $8.7 million related to contingent consideration for acquisitions completed in prior years, and a fraud loss, net of insurance recoveries, of $4.3 million. Also in 2016, the company released a $2.4 million legal reserve.

As of December 31, 2018, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges" of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2018	2017	Change
Consolidated operating income, as reported	$1,148	$946	21.3%
Identifiable intangible asset amortization	49	50
Restructuring, integration, and other charges	60	75
Loss on disposition of businesses, net	4	21
Consolidated operating income, as adjusted*	$1,261	$1,091	15.5%
Consolidated operating income as a percentage of sales, as reported	3.9%	3.6%	30	bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.2%	4.1%	10	bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $1.1 billion, or 3.9% of sales, in 2018 compared with operating income of $945.7 million, or 3.6% of sales, in 2017.  Included in operating income for 2018 and 2017 were the previously discussed identifiable intangible asset amortization of $49.4 million and $50.1 million, respectively, and restructuring, integration, and other charges of $60.4 million and $74.6 million, respectively. Included in operating income for 2018 and 2017 is a loss on disposition of businesses, net of $3.6 million and $21.0 million, respectively. Excluding these items, operating income, as adjusted, was $1.3 billion, or 4.2% of sales, in 2018 compared with operating income, as adjusted, of $1.1 billion, or 4.1% of sales, in 2017. Operating margins, as adjusted, increased 10 bps compared with the year-earlier period, despite a 10 basis point decrease in gross margins due to the company's ability to efficiently manage operating costs.

Following is an analysis of operating income for the years ended December 31 (in millions):

	2017	2016	Change
Consolidated operating income, as reported	$946	$877	7.9%
Identifiable intangible asset amortization	50	55
Restructuring, integration, and other charges	75	61
Loss on disposition of businesses, net	21	—
Consolidated operating income, as adjusted*	$1,091	$993	9.9%
Consolidated operating income as a percentage of sales, as reported	3.6%	3.7%	(10)	bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	4.2%	(10)	bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $945.7 million, or 3.6% of sales, in 2017 compared with operating income of $876.8 million, or 3.7% of sales, in 2016. Included in operating income for 2017 and 2016 were the previously discussed identifiable intangible asset amortization of $50.1 million and $54.9 million, respectively, and restructuring, integration, and other charges of $74.6 million and $61.4 million, respectively. Included in operating income for 2017 is a loss on disposition of businesses, net of $21.0 million. Excluding these items, operating income, as adjusted, was $1.1 billion, or 4.1% of sales, in 2017 compared with operating income, as adjusted, of $993.1 million, or 4.2% of sales, in 2016. Operating margins, as adjusted, remained consistent compared with the year-earlier period, despite an 80 basis point decrease in gross margins due to the company's ability to efficiently manage operating costs.

Gain (Loss) on Investments, Net

During 2018 and 2017, the company recorded a net loss of $14.2 million and $6.6 million related to changes in fair value of certain investments, respectively. During 2016, the company recorded a gain of $2.9 million related to changes in fair value of certain investments.

Loss on Disposition of Businesses, Net

During 2018 and 2017 the company recorded a loss on disposition of businesses, net of $3.6 million and $21.0 million, respectively, related to the sale of two non-strategic businesses.

Loss on Extinguishment of Debt

During 2017, the company recorded a loss on extinguishment of debt of $59.5 million related to the redemption of the company's 6.875% senior debenture due 2018 and refinance of a portion of the company's 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027.

Pension Settlements

During 2018 the company recorded settlement expense of $1.7 million upon terminating a defined benefit plan acquired in a prior period acquisition.

On December 31, 2018, the Wyle defined benefit plan was terminated by the company with estimated plan settlement expected to occur in 2019. The company has made other arrangements with the participants in the plan and is terminating the plan to reduce administrative burdens. Prior to the termination of the plan, the company adopted an amendment to the Wyle defined benefit plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. The settlement loss is expected to be approximately $25,500. Benefit payments of $60,530 are expected to be paid in 2019.

During 2017 and 2016, the Company entered into a settlement for a portion of its Wyle defined benefit plan. The company recorded pension settlement expense of $16.7 million and $12.2 million during 2017 and 2016, respectively.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased 30.0% in 2018 to $214.8 million, compared with $165.3 million in 2017, primarily due to higher average debt outstanding and an increase in variable interest rates.

Net interest and other financing expense increased by 9.2% in 2017 to $165.3 million, compared with $151.3 million in 2016, primarily due to higher average debt outstanding.

Income Taxes

For the year ended December 31, 2018, the company recorded provision for income taxes of $187.8 million, equivalent to an effective tax rate of 20.7%. The company's provision for income taxes and effective tax rates are impacted by such costs as restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, loss on investments, net, pension settlements, and tax law changes. Excluding the impact of the aforementioned items, the company's effective tax rate for 2018 was 24.2%.

For the year ended December 31, 2017, the company recorded provision for income taxes of $286.5 million, equivalent to an effective tax rate of 41.3%. The company's provision for income taxes and effective tax rates are impacted by such costs as restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, loss on extinguishment of debt, loss on investments, net, pension settlements, and tax law changes. Excluding the impact of the aforementioned items, the company's effective tax rate for 2017 was 26.2%.

For the year ended December 31, 2016, the company reported provision for income taxes of $190.7 million, equivalent to an effective tax rate of 26.7%. The company's provision for income taxes and effective tax rates are impacted by such costs as restructuring, integration, and other charges, identifiable intangible asset amortization, loss on investments, net, and pension settlements. Excluding the impact of the aforementioned items, the company’s effective tax rate for 2016 would have been 27.3%.
The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. In 2017, the effective tax rate increased significantly primarily due to the change in U.S. tax law. Specifically, on December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).
During the fourth quarter of 2017, the company recorded a net charge of $124.7 million in provisional tax due to the Tax Act, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”). During the fourth quarter of 2018, the company completed its analysis of the impact from the Tax Act and recorded a $28.3 million tax benefit as an adjustment to the Transition tax on non-U.S. subsidiaries’ unremitted earnings. The impact of the Tax Act is summarized in the table below and is further described in the accompanying Notes to Consolidated Financial Statements (Note 8).

	2017 Impact	2018 Adjustment	Total Impact of Tax Act
Transition tax on non-U.S subsidiaries' earnings	$196	$(28)	$168
Re-measurement of U.S. deferred tax assets and liabilities	(71)	—	(71)
Total impact of the Tax Act on the provision for income taxes	$125	$(28)	$97

As of December 31, 2018, after considering the impact of taxable losses, tax payments, tax credits, and other tax accruals, the company’s remaining long-term cash tax payable for one-time transition tax on foreign unremitted earnings is $38.0 million.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2018	2017
Net income attributable to shareholders, as reported**	$716	$402
Identifiable intangible asset amortization*	49	49
Restructuring, integration, and other charges	60	75
Loss on disposition of businesses, net	4	21
Loss on investments, net	14	7
Loss on extinguishment of debt	—	60
Pension settlements	2	17
Tax effect of adjustments above	(35)	(80)
Impact of the Tax Act	(28)	125
Net income attributable to shareholders, as adjusted**	$781	$674
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $716.2 million for 2018, compared with net income attributable to shareholders of $402.2 million in the year-earlier period.  Net income attributable to shareholders, as adjusted, was $781.0 million for 2018, compared with $674.5 million in the year-earlier period.

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2017	2016
Net income attributable to shareholders, as reported**	$402	$523
Identifiable intangible asset amortization*	49	53
Restructuring, integration, and other charges	75	61
Loss on disposition of businesses, net	21	—
(Gain) loss on investments, net	7	(3)
Loss on extinguishment of debt	60	—
Pension settlements	17	12
Tax effect of adjustments above	(80)	(38)
Impact of the Tax Act	125	—
Net income attributable to shareholders, as adjusted**	$674	$608
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $402.2 million for 2017, compared with net income attributable to shareholders of $522.8 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $674.5 million for 2017, compared with $608.0 million in the year-earlier period.

Liquidity and Capital Resources

At December 31, 2018 and 2017, the company had cash and cash equivalents of $509.3 million and $730.1 million, respectively, of which $394.4 million and $465.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate cash to fund its United States operations. If these funds were to be needed for the company's operations in the United States, the company would be required to pay withholding and other taxes related to distributions to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During 2018, the net amount of cash provided by the company's operating activities was $272.7 million, the net amount of cash used for investing activities was $463.0 million, and the net amount of cash used for financing activities was $36.8 million. The effect of exchange rate changes on cash was an increase of $6.4 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 71.8% and 69.4% at December 31, 2018 and 2017, respectively.

The net amount of cash provided by the company's operating activities during 2018 was $272.7 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

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

Working capital, as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.4%, 15.5%, and 14.9% in 2018, 2017, and 2016, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2018 was $463.0 million. The use of cash from investing activities included $331.6 million of cash consideration paid for acquired businesses, net of cash acquired, $135.3 million for capital expenditures, and $20.0 million for the acquisition of a customer relationship intangible asset. The sources of cash from investing activities included $32.0 million of proceeds from the sale of businesses. Capital expenditures for 2018 are related to relocation and infrastructure upgrades of the company's data centers, and continued development of Digital and Cloud capabilities.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2018 was $36.8 million. The uses of cash from financing activities included $300.0 million of payments for the redemption of notes and $243.3 million of repurchases of common stock. The sources of cash from financing activities included $306.6 million of net proceeds from long-term bank borrowings, $192.2 million of proceeds from short-term bank borrowings, and $8.8 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during 2017 was $256.7 million. The uses of cash from financing activities included $558.9 million of net repayments on long-term bank borrowings, $174.2 million of repurchases of common stock, $41.3 million of net repayments on short-term bank borrowings, and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities included $986.2 million of net proceeds from note offerings, $47.8 million of proceeds from long-term bank borrowings, and $22.2 million of proceeds from the exercise of stock options.

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

During March 2018, the company redeemed $300.0 million principal amount of its 3.00% notes due March 2018.

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

The company has a revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In December 2018, the company amended its revolving credit facility and, among other things, increased its borrowing capacity from $1.8 billion to $2.0 billion and extended its term to mature in December 2023. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at December 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.37% at December 31, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at December 31, 2018. The company had no outstanding borrowings under the revolving credit facility at December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the average daily balance outstanding under the revolving credit facility was $55.3 million and $18.9 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program as of December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the average daily balance outstanding under the commercial paper program was $807.8 million and $625.7 million, respectively. The commercial paper program had an effective interest rate of 2.93% for the year-ended December 31, 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910.0 million to $1.2 billion and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at December 31, 2018), or an effective interest rate of 2.91% at December 31, 2018.  The facility fee is .40% of the total borrowing capacity. The company had $810.0 million and $490.0 million in outstanding borrowings under the asset securitization program at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the average daily balance outstanding under the asset securitization program was $969.0 million and $692.4 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $180.0 million in outstanding borrowings under the uncommitted lines of credit at December 31, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 3.39% at December 31, 2018. During 2018 and 2017, the average daily balance outstanding under the uncommitted lines of credit was $22.7 million and $5.2 million, respectively.

In the normal course of business certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to capital markets, if needed. The company continually evaluates liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

Payments due under contractual obligations at December 31, 2018 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$240,732	$1,150,483	$644,910	$1,443,723	$3,479,848
Interest on long-term debt	112,507	193,480	142,494	133,026	581,507
Capital leases	1,054	194	—	—	1,248
Operating leases	85,770	119,984	82,329	147,294	435,377
Purchase obligations (a)	6,030,938	218,417	12,640	446	6,262,441
Other (b)	26,750	8,788	1,778	39,463	76,779
	$6,497,751	$1,691,346	$884,151	$1,763,952	$10,837,200

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2018. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

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

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2018, the company's pro-rata share of this debt was approximately $2.9 million.

At December 31, 2018, the company had a liability for unrecognized tax positions of $35.9 million. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities' income tax examination processes. Material changes are not expected, however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2019. Currently, the company is unable to make a reasonable estimate of when tax cash settlement would occur and how it would impact the effective tax rate.

Share-Repurchase Programs

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of December 31, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	400,000	271,388	128,612
December 2018	600,000	—	600,000
Total	$1,000,000	$271,388	$728,612
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

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material. Tariffs are included in sales as the company has enforceable rights to additional consideration to cover the cost of tariffs.

The Company allows its customers to return product for exchange or credit in limited circumstances. A liability is recorded at the time of sale for estimated product returns based upon historical experience. The Company also provides volume rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

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

The Company has contracts with certain customers where the Company’s performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the Company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

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

The carrying value of the company's deferred tax assets is dependent upon the company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is more likely than not that some portion or all of its deferred tax assets will not be realized, a valuation allowance to reduce the deferred tax assets is established in the period such determination is made. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors.

It is also the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the company's effective tax rate in a given financial statement period may be materially affected.

In accordance with SAB 118, the SEC’s staff accounting bulletin issued to address complexities involved in accounting for the U.S. government’s Tax Act enacted on December 22, 2017, the company completed its assessment of the enactment-date Tax Act effects based on U.S. GAAP guidance under ASC 740 and appropriately recorded tax impact in the fourth quarter of 2018 taking into account newly issued tax laws, regulations, and notices from the U.S. Department of Treasury and Internal Revenue Service tax authorities.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA, and Asia/Pacific, each of the two regional businesses within the global ECS business segment, which are North America and EMEA, and eInfochips which was acquired in 2018.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2018, 2017, and 2016, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2018, the company has $2.6 billion of goodwill, of which approximately $1.1 billion, $84.1 million and $61.2 million was allocated to the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, respectively, $788.1 million and $399.1 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively, and $181.0 million was allocated to the eInfochips reporting unit. As of the date of the company's latest impairment test, the fair value of the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, the fair value of the North America and EMEA reporting units within the global ECS business segment, and the fair value of the eInfochips reporting unit exceeded their carrying values by approximately 14%, 152%, 13%, 435%, 140%, and 3%, respectively.

Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied either retrospectively or prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15. The adoption is not expected to be material to the financial statements.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU No. 2017-12"). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU No. 2017-12 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2017-12. The adoption is not expected to be material to the financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018 the FASB issued ASU No. 2018-19,  Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides supplemental guidance and clarification to ASU No. 2016-13 and must be adopted concurrently with the adoption of ASU No. 2016-13, cumulatively referred to as “Topic 326.” Topic 326 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2018 and 2017 was $607.7 million and $504.1 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in increased sales and operating income of $253.2 million and $4.6 million, respectively, for 2018, compared with the year-earlier period, based on 2017 sales and operating income at the average rate for 2018. Sales and operating income would decrease by approximately $756.8 million and $37.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2018. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2018, approximately 68% of the company's debt was subject to fixed rates and 32% of its debt was subject to floating rates.  A one percentage point change in average interest rates would cause net interest and other financing expense in 2018 to increase by $18.6 million. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and average outstanding variable debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The company has an asset securitization program, revolving credit facility, certain lines of credit, and interest rate swaps that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2019 expressed an unqualified opinion thereon.
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
Denver, Colorado
February 7, 2019

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2018	2017	2016
		(Adjusted)	(Adjusted)
Sales	$29,676,768	$26,554,563	$23,487,872
Cost of sales	25,975,856	23,197,595	20,343,550
Gross profit	3,700,912	3,356,968	3,144,322
Operating expenses:
Selling, general, and administrative expenses	2,303,051	2,162,045	2,046,910
Depreciation and amortization	186,384	153,599	159,195
Loss on disposition of businesses, net	3,604	21,000	—
Restructuring, integration, and other charges	60,361	74,588	61,391
	2,553,400	2,411,232	2,267,496
Operating income	1,147,512	945,736	876,826
Equity in earnings (losses) of affiliated companies	(2,332)	3,424	7,573
Gain (loss) on investments, net	(14,166)	(6,577)	2,896
Loss on extinguishment of debt	—	59,545	—
Employee benefit plan expense	6,870	23,869	20,464
Interest and other financing expense, net	214,771	165,252	151,312
Income before income taxes	909,373	693,917	715,519
Provision for income taxes	187,799	286,541	190,731
Consolidated net income	721,574	407,376	524,788
Noncontrolling interests	5,379	5,200	1,973
Net income attributable to shareholders	$716,195	$402,176	$522,815
Net income per share:
Basic	$8.19	$4.54	$5.75
Diluted	$8.10	$4.48	$5.68
Weighted-average shares outstanding:
Basic	87,476	88,681	90,960
Diluted	88,444	89,766	92,033

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(Adjusted)	(Adjusted)
Consolidated net income	$721,574	$407,376	$524,788
Other comprehensive income:
Foreign currency translation adjustment and other	(163,927)	248,317	(108,872)
Unrealized gain (loss) on investment securities, net of taxes	—	8,852	(2,439)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	931	(2,359)	373
Employee benefit plan items, net of taxes	8,253	8,853	10,148
Other comprehensive income (loss)	(154,743)	263,663	(100,790)
Comprehensive income	566,831	671,039	423,998
Less: Comprehensive income attributable to noncontrolling interests	2,848	10,207	16
Comprehensive income attributable to shareholders	$563,983	$660,832	$423,982

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2018	2017
		(Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$509,327	$730,083
Accounts receivable, net	8,945,463	8,125,588
Inventories	3,878,678	3,302,518
Other current assets	274,832	256,028
Total current assets	13,608,300	12,414,217
Property, plant, and equipment, at cost:
Land	7,882	12,866
Buildings and improvements	158,712	160,664
Machinery and equipment	1,425,933	1,330,730
	1,592,527	1,504,260
Less: Accumulated depreciation and amortization	(767,827)	(665,785)
Property, plant, and equipment, net	824,700	838,475
Investments in affiliated companies	83,693	88,347
Intangible assets, net	372,644	286,215
Goodwill	2,624,690	2,470,047
Other assets	270,418	361,966
Total assets	$17,784,445	$16,459,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,631,879	$6,756,830
Accrued expenses	912,292	841,675
Short-term borrowings, including current portion of long-term debt	246,257	356,806
Total current liabilities	8,790,428	7,955,311
Long-term debt	3,239,115	2,933,045
Other liabilities	378,536	572,971
Commitments and contingencies (Notes 14 and 15)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2018 and 2017
Issued - 125,424 shares in both 2018 and 2017	125,424	125,424
Capital in excess of par value	1,135,934	1,114,167
Treasury stock (40,233 and 37,733 shares in 2018 and 2017, respectively), at cost	(1,972,254)	(1,762,239)
Retained earnings	6,335,335	5,596,786
Accumulated other comprehensive loss	(299,449)	(124,883)
Total shareholders' equity	5,324,990	4,949,255
Noncontrolling interests	51,376	48,685
Total equity	5,376,366	4,997,940
Total liabilities and equity	$17,784,445	$16,459,267

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
		(Adjusted)	(Adjusted)
Cash flows from operating activities:
Consolidated net income	$721,574	$407,376	$524,788
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	186,384	153,599	159,195
Amortization of stock-based compensation	46,238	39,122	39,825
Equity in (earnings) losses of affiliated companies	2,332	(3,424)	(7,573)
Loss on extinguishment of debt	—	59,545	—
Deferred income taxes	1,236	38,412	28,740
(Gain) loss on investments, net	14,166	8,020	(2,300)
Loss on disposition of businesses, net	3,604	21,000	—
Impairment of property, plant, and equipment	—	4,761	—
Other	9,198	5,705	5,972
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	(1,007,308)	(1,079,094)	(600,925)
Inventories	(618,875)	(379,835)	(403,980)
Accounts payable	936,423	816,602	582,165
Accrued expenses	112,123	(5,013)	46,439
Other assets and liabilities	(134,405)	37,781	(12,674)
Net cash provided by operating activities	272,690	124,557	359,672
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	(331,563)	(3,628)	(64,751)
Proceeds from disposition of businesses	32,013	—	—
Acquisition of property, plant, and equipment	(135,336)	(203,949)	(164,695)
Proceeds from sale of property, plant, and equipment	5,421	24,433	—
Cash paid for customer relationship intangible asset	(20,000)	—	—
Other	(13,500)	(5,614)	(12,000)
Net cash used for investing activities	(462,965)	(188,758)	(241,446)
Cash flows from financing activities:
Change in short-term and other borrowings	192,192	(41,316)	48,684
Proceeds from long-term bank borrowings, net	306,635	47,760	313,000
Proceeds from note offering, net	—	986,203	—
Redemption of notes	(300,000)	(558,887)	—
Proceeds from exercise of stock options	8,819	22,195	18,967
Repurchases of common stock	(243,305)	(174,239)	(216,446)
Purchase of shares from noncontrolling interest	—	(23,350)	—
Other	(1,174)	(1,620)	(2,007)
Net cash provided by (used for) financing activities	(36,833)	256,746	162,198
Effect of exchange rate changes on cash	6,352	3,218	(19,194)
Net increase (decrease) in cash and cash equivalents	(220,756)	195,763	261,230
Cash and cash equivalents at beginning of year	730,083	534,320	273,090
Cash and cash equivalents at end of year	$509,327	$730,083	$534,320
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2015	$125,424	$1,107,314	$(1,480,069)	$4,674,480	$(284,706)	$52,368	$4,194,811
Effect of new accounting principles	—	—	—	(2,685)	—	—	(2,685)
Consolidated net income (Adjusted)	—	—	—	522,815	—	1,973	524,788
Other comprehensive loss (Adjusted)	—	—	—	—	(98,833)	(1,957)	(100,790)
Amortization of stock-based compensation	—	39,825	—	—	—	—	39,825
Shares issued for stock-based compensation awards	—	(40,072)	59,039	—	—	—	18,967
Tax benefits related to stock-based compensation awards	—	5,047	—	—	—	—	5,047
Repurchases of common stock	—	—	(216,446)	—	—	—	(216,446)
Distributions	—	—	—	—	—	(202)	(202)
Balance at December 31, 2016 (Adjusted)	125,424	1,112,114	(1,637,476)	5,194,610	(383,539)	52,182	4,463,315
Consolidated net income (Adjusted)	—	—	—	402,176	—	5,200	407,376
Other comprehensive income (Adjusted)	—	—	—	—	258,656	5,007	263,663
Amortization of stock-based compensation	—	39,122	—	—	—	—	39,122
Shares issued for stock-based compensation awards	—	(27,281)	49,476	—	—	—	22,195
Purchase of subsidiary shares from non-controlling interest	—	(9,788)	—	—	—	(13,562)	(23,350)
Repurchases of common stock	—	—	(174,239)	—	—	—	(174,239)
Distributions	—	—	—	—	—	(142)	(142)
Balance at December 31, 2017 (Adjusted)	125,424	1,114,167	(1,762,239)	5,596,786	(124,883)	48,685	4,997,940
Effect of new accounting principles	—	—	—	22,354	(22,354)	—	—
Consolidated net income	—	—	—	716,195	—	5,379	721,574
Other comprehensive loss	—	—	—	—	(152,212)	(2,531)	(154,743)
Amortization of stock-based compensation	—	46,238	—	—	—	—	46,238
Shares issued for stock-based compensation awards	—	(24,471)	33,290	—	—	—	8,819
Repurchases of common stock	—	—	(243,305)	—	—	—	(243,305)
Distributions	—	—	—	—	—	(157)	(157)
Balance at December 31, 2018	$125,424	$1,135,934	$(1,972,254)	$6,335,335	$(299,449)	$51,376	$5,376,366

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a moving average cost basis, which approximates the first-in, first-out method. Substantially all inventories represent finished goods held for sale.

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

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to twelve years. At December 31, 2018 and 2017, the company had unamortized software development costs of $539,398 and $535,203, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets. During 2016, the company changed the useful life on its global ERP software from ten to twelve years. The impact of the change was not material.

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

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are measured at fair value, using quoted market prices, and are included in "Other assets" in the company's consolidated balance sheets. Changes in fair value are recorded in "Gain (Loss) on investments, net" in the company's consolidated statements of operations. During the year-ended December 31, 2018, the company recorded a net loss on investments of $14.2 million.

The company records equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The company does not currently hold any equity investments without readily determinable fair values.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas; Europe, the Middle East, and Africa ("EMEA"); and Asia/Pacific, each of the two regional businesses within the global ECS business segment, which are North America and EMEA, and eInfochips which was acquired in 2018.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others,

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2018, 2017, and 2016, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2018, the company has $2.6 billion of goodwill, of which approximately $1.1 billion, $84.1 million and $61.2 million was allocated to the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, respectively, $788.1 million and $399.1 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively, and $181.0 million was allocated to the eInfochips reporting unit. As of the date of the company's latest impairment test, the fair value of the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, the fair value of the North America and EMEA reporting units within the global ECS business segment, and the fair value of the eInfochips reporting unit exceeded their carrying values by approximately 14%, 152%, 13%, 435%, 140%, and 3% respectively.

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

The carrying value of the company's deferred tax assets is dependent upon the company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is more likely than not that some portion or all of its deferred tax assets will not be realized, a valuation allowance to reduce the deferred tax assets is established in the period such determination is made. The assessment of the need for a valuation allowance requires considerable judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors.

It is also the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the company's effective tax rate in a given financial statement period may be materially affected.

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

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material. Tariffs are included in sales as the company has enforceable rights to additional consideration to cover the cost of tariffs.

The Company allows its customers to return product for exchange or credit in limited circumstances. A liability is recorded at the time of sale for estimated product returns based upon historical experience. The Company also provides volume rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience.

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
The Company has contracts with certain customers where the Company’s performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the Company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $103,533, $90,709, and $79,257 in 2018, 2017, and 2016, respectively.

Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied either retrospectively or prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15. The adoption is not expected to be material to the financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU No. 2018-02"). ASU No. 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period that is impacted by U.S. federal government tax legislation enacted in 2017. Effective January 1, 2018, the company adopted the provisions of ASU No. 2018-02 on a prospective basis as an adjustment to increase retained earnings of $4,116.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU No. 2017-12"). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU No. 2017-12 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2017-12. The adoption is not expected to be material to the financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018 the FASB issued ASU No. 2018-19,  Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides supplemental guidance and clarification to ASU No. 2016-13 and must be adopted concurrently with the adoption of ASU No. 2016-13, cumulatively referred to as "Topic 326." Topic 326 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU No. 2016-02, and must be adopted concurrently with the adoption of ASU No. 2016-02, cumulatively referred to as "Topic 842." Topic 842 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. Effective January 1, 2018, the company adopted the provisions of ASU No. 2016-01 on a prospective basis as an adjustment to increase retained earnings of $18,238.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"); and ASU No. 2016-19, Technical Corrections and Improvements ("ASU No. 2016-19"), respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09, cumulatively referred to as "Topic 606."

On January 1, 2018, the company adopted Topic 606 applying the full retrospective method, including an adjustment to retained earnings of $2,685. The primary impact of adoption relates to the application of principal versus agent indicators and the determination of whether goods and services are distinct. In addition, the company is deferring certain revenue due to the determination of when transfer of control occurs. The deferrals are expected to be recognized within a year of the transaction date.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications. The effect of these changes for each quarter of 2017 is presented in Note 17.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Previously Reported	Adjustments**	Adjusted for New Standards	As Previously Reported	Adjustments**	Adjusted for New Standards
Sales	$26,812,508	$(257,945)	$26,554,563	$23,825,261	$(337,389)	$23,487,872
Cost of sales	23,455,169	(257,574)	23,197,595	20,681,062	(337,512)	20,343,550
Gross profit	3,357,339	(371)	3,356,968	3,144,199	123	3,144,322
Operating expenses:
Selling, general, and administrative expenses	2,162,996	(951)	2,162,045	2,052,863	(5,953)	2,046,910
Depreciation and amortization	153,599	—	153,599	159,195	—	159,195
Loss on disposition of businesses, net	21,000	—	21,000	—	—	—
Restructuring, integration, and other charges	91,294	(16,706)	74,588	73,602	(12,211)	61,391
	2,428,889	(17,657)	2,411,232	2,285,660	(18,164)	2,267,496
Operating income	928,450	17,286	945,736	858,539	18,287	876,826
Equity in earnings of affiliated companies	3,424	—	3,424	7,573	—	7,573
Gain (loss) on investments, net	(14,231)	7,654	(6,577)	—	2,896	2,896
Loss on extinguishment of debt	59,545	—	59,545	—	—	—
Employee benefit plan expense	—	23,869	23,869	—	20,464	20,464
Interest and other financing expense, net	163,810	1,442	165,252	150,715	597	151,312
Income before income taxes	694,288	(371)	693,917	715,397	122	715,519
Provision for income taxes	287,126	(585)	286,541	190,674	57	190,731
Consolidated net income	407,162	214	407,376	524,723	65	524,788
Noncontrolling interests	5,200	—	5,200	1,973	—	1,973
Net income attributable to shareholders	$401,962	$214	$402,176	$522,750	$65	$522,815
Net income per share:
Basic*	$4.53	$0.01	$4.54	$5.75	$—	$5.75
Diluted*	$4.48	$—	$4.48	$5.68	$—	$5.68
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

Since the date of the acquisition, eInfochips sales of $89,139 were included in the company's consolidated results of operations.

The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the eInfochips acquisition:

Accounts receivable, net	$13,670
Inventories	1,512
Property, plant, and equipment	3,485
Other assets	46,488
Identifiable intangible assets	128,000
Goodwill	197,126
Accounts payable	(520)
Accrued expenses	(33,836)
Deferred tax liability	(41,474)
Other liabilities	(1,592)
Cash consideration paid, net of cash acquired	$312,859

In connection with the eInfochips acquisition, the company allocated $109,000 and $19,000 to customer relationships and trade name with a life of 15 years and 10 years, respectively.

Assets and liabilities acquired are initially recognized based on preliminary estimates. During the fourth quarter of 2018,  the company finalized the valuation of identifiable intangible assets and the related deferred taxes. Final estimates were recorded which resulted in an increase of $22,755 in other assets, $56,290 in identifiable intangible assets, $25,241 in accrued expenses, and $19,505 in deferred tax liability.

The goodwill related to the eInfochips acquisition represents the expected synergies from combining operations and was recorded in the company's global components business segment and is not tax deductible.

During 2018, the company completed one additional acquisition with a purchase price of approximately $18,704, net of cash acquired. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

The following table summarizes the company's consolidated results of operations for 2017, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2018 acquisitions occurred on January 1, 2017:

	For the Year Ended December 31, 2017
	As Reported	Pro Forma
Sales	$26,554,563	$26,712,335
Net income attributable to shareholders	402,176	405,966
Net income per share:
Basic	$4.54	$4.58
Diluted	$4.48	$4.52

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

As of the first day of the fourth quarters of 2018, 2017, and 2016, the company's annual impairment testing did not result in any indicators of impairment of goodwill of companies acquired.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2016 (a)	$1,239,741	$1,152,479	$2,392,220
Acquisitions	6,149	—	6,149
Loss on disposition of businesses, net	—	(7,922)	(7,922)
Foreign currency translation adjustment	18,979	60,621	79,600
Balance as of December 31, 2017 (b)	$1,264,869	$1,205,178	$2,470,047
Acquisitions	197,126	14,175	211,301
Loss on disposition of businesses, net	—	—	—
Foreign currency translation adjustment	(24,494)	(32,164)	(56,658)
Balance as of December 31, 2018 (b)	$1,437,501	$1,187,189	$2,624,690

(a)
The total carrying value of goodwill of companies acquired as of December 31, 2016 in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

(b)
The total carrying value of goodwill of companies acquired as of December 31, 2018 and December 31, 2017, in the table above is reflected net of $1,026,702 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $309,777 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Intangible assets, net, are comprised of the following as of December 31, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	11 years	475,050	(221,822)	253,228
Developed technology	5 years	6,340	(4,311)	2,029
Amortizable trade name	9 years	19,940	(3,553)	16,387
		$602,330	$(229,686)	$372,644

Intangible assets, net, are comprised of the following as of December 31, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	440,167	(259,337)	180,830
Developed technology	5 years	6,340	(3,043)	3,297
Amortizable trade name	5 years	2,409	(1,321)	1,088
		$549,916	$(263,701)	$286,215

In December 2018, the company completed an asset acquisition of a $20,000 customer relationship intangible asset with an assigned useful life of 10 years. The intangible asset is included in the company’s global components segment.

Amortization expense related to identifiable intangible assets was $49,356, $50,071, and $54,886 for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense for each of the years 2019 through 2023 is estimated to be approximately $44,336, $38,434, $32,462, $30,180, and $24,271, respectively.

4. Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in the following joint ventures at December 31:

	2018	2017
Marubun/Arrow	$73,253	$70,167
Other	10,440	18,180
	$83,693	$88,347

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2018	2017	2016
Marubun/Arrow	$5,543	$6,842	$7,629
Other	(7,875)	(3,418)	(56)
	$(2,332)	$3,424	$7,573

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2018, the company's pro-rata share of this debt was approximately $2,860. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2017. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2018	2017
Accounts receivable	$9,021,051	$8,181,879
Allowances for doubtful accounts	(75,588)	(56,291)
Accounts receivable, net	$8,945,463	$8,125,588

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers, which are included in "Accounts Receivable, net" in the company's consolidated balance sheets. One such customer, with a combined note and accounts receivable balance of approximately $24,252 and $24,600, as of December 31, 2018 and 2017, respectively, became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it has adequately reserved for potential losses; however, it is possible that it could incur a loss in excess of the reserve.

6. Debt

Short-term borrowings, including current portion of long-term debt, consists of the following at December 31:

	2018	2017
3.00% note, due 2018	$—	$299,857
Borrowings on lines of credit	180,000	—
Other short-term borrowings	66,257	56,949
	$246,257	$356,806

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.49% and 2.60% at December 31, 2018 and 2017, respectively.

The company has $200,000 in uncommitted lines of credit. There were $180,000 of outstanding borrowings under the uncommitted lines of credit at December 31, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 3.39% at December 31, 2018.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2018	2017
Asset securitization program	$810,000	$490,000
6.00% notes, due 2020	209,147	208,971
5.125% notes, due 2021	130,546	130,400
3.50% notes, due 2022	347,288	346,518
4.50% notes, due 2023	297,622	297,122
3.25% notes, due 2024	494,091	493,161
4.00% notes, due 2025	345,762	345,182
7.50% senior debentures, due 2027	109,776	109,694
3.875% notes, due 2028	494,095	493,563
Other obligations with various interest rates and due dates	788	18,434
	$3,239,115	$2,933,045

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value of long-term debt at December 31, using quoted market prices, is as follows:

	2018	2017
3.00% notes, due 2018	$—	$300,500
6.00% notes, due 2020	214,500	224,000
5.125% notes, due 2021	134,500	139,000
3.50% notes, due 2022	345,000	355,000
4.50% notes, due 2023	303,500	315,500
3.25% notes, due 2024	467,000	491,000
4.00% notes, due 2025	340,500	356,500
7.50% senior debentures, due 2027	128,000	138,500
3.875% notes, due 2028	458,500	501,000

The carrying amount of the company's short-term borrowings in various countries, borrowings on lines of credit, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In December 2018, the company amended its revolving credit facility and, among other things, increased its borrowing capacity from $1,800,000 to $2,000,000 and extended its term to mature in December 2023. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at December 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.37% at December 31, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at December 31, 2018. There were no outstanding borrowings under the revolving credit facility at December 31, 2018 and 2017.

The company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program as of December 31, 2018 and 2017. The commercial paper program had an effective interest rate of 2.93% for the year-ended December 31, 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910,000

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

to $1,200,000 and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at December 31, 2018), or an effective interest rate of 2.91% at December 31, 2018. The facility fee is .40% of the total borrowing capacity.

At December 31, 2018 and 2017, the company had $810,000 and $490,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,754,400 and $2,270,500, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

In the normal course of business certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

Annual payments of borrowings during each of the years 2019 through 2023 are $245,203, $1,019,711, $130,578, $347,288, and $297,622, respectively, and $1,443,722 for all years thereafter.

Interest and other financing expense, net, includes interest and dividend income of $47,860, $31,156, and $18,084 in 2018, 2017, and 2016, respectively. Interest paid, net of interest and dividend income, amounted to $213,913, $156,974, and $141,816 in 2018, 2017, and 2016, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents / other assets	$22,883	$—	$—	$22,883
Equity investments (b)	Other assets	38,045	—	—	38,045
Interest rate swaps	Other liabilities	—	(589)	—	(589)
Foreign exchange contracts	Other current assets	—	4,163	—	4,163
Foreign exchange contracts	Accrued expenses	—	(2,384)	—	(2,384)
		$60,928	$1,190	$—	$62,118

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (c)	Cash and cash equivalents / other assets	$3,267	$286,671	$—	$289,938
Equity investments (b)	Other assets	52,683	—	—	52,683
Interest rate swaps	Other liabilities	—	(149)	—	(149)
Foreign exchange contracts	Other current assets	—	5,499	—	5,499
Foreign exchange contracts	Accrued expenses	—	(8,581)	—	(8,581)
Contingent consideration	Accrued expenses	—	—	(3,176)	(3,176)
		$55,950	$283,440	$(3,176)	$336,214

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. During 2018, 2017, and 2016 the company recorded unrealized gains (losses) of $(13,693), $14,651, and $(4,064), respectively, on equity securities held at the end of each year.

(c)
Cash equivalents at December 31, 2017 included $286,671 invested in certificates of deposit, with an original maturity of less than three months, held in anticipation of our acquisition of eInfochips, which closed in January 2018 (see Note 2).

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

other financing expense, net" in the company's consolidated statements of operations. As of December 31, 2018, all outstanding interest rate swaps were designated as fair value hedges.

The terms of outstanding interest rate swap contracts at December 31, 2018 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Canadian Dollar, British Pound, Australian Dollar, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2018 and 2017 was $607,747 and $504,084, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for 2018, 2017, and 2016.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows for the years ended December 31:

	2018	2017	2016
Gain (Loss) Recognized in Income
Foreign exchange contracts	$6,940	$(20,877)	$1,535
Interest rate swaps	(1,236)	(831)	(608)
Total	$5,704	$(21,708)	$927
Loss Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(409)	$(2,022)	$(153)
Interest rate swaps	—	(4,672)	—
Total	$(409)	$(6,694)	$(153)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2018	2017	2016
Current:
Federal	$(12,345)	$119,298	$45,371
State	20,141	(6,156)	7,022
International	178,767	134,987	109,598
	$186,563	$248,129	$161,991
Deferred:
Federal	$19,207	$31,167	$29,973
State	312	13,535	7,161
International	(18,283)	(6,290)	(8,394)
	1,236	38,412	28,740
	$187,799	$286,541	$190,731

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates for the years ended December 31 are as follows:

	2018	2017	2016
United States	$186,677	$115,664	$235,317
International	722,696	578,253	480,202
Income before income taxes	$909,373	$693,917	$715,519

Provision at statutory tax rate	$190,968	$242,415	$250,446
State taxes, net of federal benefit	18,888	5,184	9,219
International effective tax rate differential	7,480	(88,444)	(64,002)
Capital loss	60,757	—	—
Change in valuation allowance	(66,557)	1,408	7,174
Other non-deductible expenses	14,128	12,700	3,516
Changes in tax accruals	(3,968)	(7,973)	(3,679)
Tax credits	(7,884)	(8,170)	(14,510)
Tax Act's transition tax (a)	(28,323)	196,010	—
Tax Act's impact on deferred taxes (b)	—	(71,261)	—
Other	2,310	4,672	2,567
Provision for income taxes	$187,799	$286,541	$190,731

(a)
For the year ended December 31, 2017, the company accrued a provisional estimate of $196,010 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”). Additionally, during the fourth quarter of 2018 the company recorded a $28,323 benefit upon finalizing its analysis of the impact from the Tax Act.

(b)
For the year ended December 31, 2017, the company accrued $71,261 in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%, and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under base erosion anti-abuse tax (“BEAT”)

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

regime. For the period ended December 31, 2018, the company did not generate intercompany transactions that met BEAT threshold, but did generate GILTI tax, which was not material to the company's consolidated financial position or results of operations. The company elected to account for GILTI tax as a current period cost.

During the fourth quarter of 2018, the company completed its analysis of the impact from the Tax Act and recorded a favorable adjustment in the amount of $28,323, recorded within "Provision for income taxes" in the company's consolidated statements of operations, which is entirely related to the previously recorded provisional estimate for the Transition tax on non-U.S. subsidiaries’ unremitted earnings of $196,010.

After considering the impact of taxable losses, tax payments, tax credits, and other tax accruals, as of December 31, 2018, the company’s remaining cash tax payable for the transition tax on foreign unremitted earnings is $38,000, which is reported as a long-term tax payable due to the company’s intent to pay this federal transition tax over a period of eight years as permitted by the Tax Act.

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

At December 31, 2018, the company had a liability for unrecognized tax position of $35,879. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities' income tax examination processes. Material changes are not expected, however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2019. Currently, the company is unable to make a reasonable estimate of when tax cash settlement would occur and how it would impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2018	2017	2016
Balance at beginning of year	$24,361	$31,534	$36,935
Additions based on tax positions taken during a prior period	583	2,342	2,356
Reductions based on tax positions taken during a prior period	(1,248)	(1,242)	(6,305)
Additions related to positions taken upon finalization of Tax Act during the current period	16,506	—	—
Additions based on tax positions taken during the current period	3,133	6,543	3,935
Reductions based on tax positions taken during the current period	(233)	—	—
Reductions related to settlement of tax matters	(136)	(2,921)	(2,795)
Reductions related to a lapse of applicable statute of limitations	(7,087)	(11,895)	(2,592)
Balance at end of year	$35,879	$24,361	$31,534

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2018, 2017, and 2016, the company recognized $945, $(2,792), and $(1,946), respectively, of interest benefit (expense) related to unrecognized tax benefits. At December 31, 2018 and 2017, the company had accrued a liability of $4,189 and $3,301, respectively, for the payment of interest related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2018:

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

United States - Federal	2015 - present
United States - States	2012 - present
Germany (c)	2010 - present
Hong Kong	2012 - present
Italy (c)	2013 - present
Sweden	2013 - present
United Kingdom	2015 - present

(c) Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The deferred tax assets and liabilities consist of the following at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$129,641	$113,327
Capital loss carryforwards	60,606	—
Inventory adjustments	52,094	42,376
Allowance for doubtful accounts	17,016	12,368
Accrued expenses	27,088	28,229
Interest carryforward	5,008	15,964
Stock-based compensation awards	12,824	12,982
Integration and restructuring	2,547	6,726
Other	—	17,015
	306,824	248,987
Valuation allowance	(80,471)	(13,915)
Total deferred tax assets	$226,353	$235,072

Deferred tax liabilities:
Goodwill	$(121,346)	$(109,994)
Depreciation	(131,848)	(116,725)
Intangible assets	(18,754)	(18,760)
Other comprehensive income items	(8,301)	(5,542)
Other	(6,634)	—
Total deferred tax liabilities	$(286,883)	$(251,021)
Total net deferred tax assets (liabilities)	$(60,530)	$(15,949)

At December 31, 2018, the company had international tax loss carryforwards of approximately $391,598, of which $26,663 have expiration dates ranging from 2019 to 2038, and the remaining $364,935 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $120,148 with a corresponding valuation allowance of $7,533.

At December 31, 2018, the company also had deferred tax assets of $1,496 related to U.S. Federal net operating loss carryforwards from acquired subsidiaries. These U.S. Federal net operating losses expire in various years beginning after 2027. Additionally, as of December 31, 2018, the company had U.S. state net operating loss carryforwards related deferred tax assets of approximately $7,997 with a corresponding valuation allowance for the same amount. Valuation allowances are needed when deferred tax assets

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

may not be realized due to the uncertainty of the timing and the ability of the company to generate sufficient future taxable income in certain tax jurisdictions.

The company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result has not provided for taxes on such earnings. The company has not changed previous indefinite reinvestment assertion following the enactment of the Tax Act, which required a one-time transition tax for deemed repatriation of accumulated undistributed earnings of certain foreign subsidiaries. At December 31, 2018, cumulative undistributed earnings of foreign subsidiaries were approximately $4,800,000, which partially have been already subjected to U.S. transition tax as part of the Tax Act. If the company determines that all or a portion of its foreign earnings are no longer indefinitely reinvested, then the company may be subject to additional foreign withholding taxes and U.S. state income taxes, beyond the Tax Act’s one-time transition tax.

Income taxes paid, net of income taxes refunded, amounted to $226,422, $231,183, and $190,109 in 2018, 2017, and 2016, respectively.

9. Restructuring, Integration, and Other Charges

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

	2018	2017	2016
Restructuring and integration charges - current period actions	$23,698	$46,816	$32,894
Restructuring and integration charges - actions taken in prior periods	7,517	6,191	3,611
Other charges	29,146	21,581	24,886
	$60,361	$74,588	$61,391

2018 Restructuring and Integration Charge

The following table presents the components of the 2018 restructuring and integration charge of $23,698 and activity in the related restructuring and integration accrual for 2018:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$15,323	$8,240	$135	$23,698
Payments	(12,099)	(3,547)	(35)	(15,681)
Foreign currency translation	(478)	(177)	(1)	(656)
Balance as of December 31, 2018	$2,746	$4,516	$99	$7,361

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2017 Restructuring and Integration Charge

The following table presents the components of the 2017 restructuring and integration charge of $46,816 and activity in the related restructuring and integration accrual for 2017 and 2018:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$37,615	$8,192	$1,009	$46,816
Payments	(23,384)	(3,494)	(926)	(27,804)
Foreign currency translation	1,045	176	17	1,238
Balance as of December 31, 2017	15,276	4,874	100	20,250
Restructuring and integration charge	2,456	2,870	61	5,387
Payments	(11,450)	(2,696)	(58)	(14,204)
Foreign currency translation	(1,550)	(284)	(9)	(1,843)
Balance as of December 31, 2018	$4,732	$4,764	$94	$9,590

Restructuring and Integration Accruals Related to Actions Taken Prior to 2017

Included in restructuring, integration, and other charges for 2018 are restructuring and integration charges of $2,130 related to restructuring and integration actions taken prior to 2017. The restructuring and integration charge includes adjustments to personnel costs of $1,131 and facilities costs of $999. The restructuring and integration accruals related to actions taken prior to 2017 of $8,878, include accruals for personnel costs of $8,060, accruals for facilities costs of $688, and accrual for other costs of $130.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $25,829 at December 31, 2018, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $15,538 relate to the termination of personnel that have scheduled payouts of $14,299 in 2019 and $1,239 in 2020.

•
The accruals for facilities totaling $9,968 relate to vacated leased properties that have scheduled payments of $4,074 in 2019, $1,954 in 2020, $1,134 in 2021, $781 in 2022, $765 in 2023, and $1,260 thereafter.

•	The accruals for other totaling $323 have scheduled payments of $21 in 2019 and $302 in 2020.

Other Charges

Included in restructuring, integration, and other charges for 2018 are other expenses of $29,146. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2018:

•
acquisition related charges for 2018 of $10,236 related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years; and

•	$11,188 in charges related to relocation and infrastructure upgrades of the company’s data centers, and other centralization efforts to maximize operating efficiencies.

Included in restructuring, integration, and other charges for 2017 are other expenses of $21,581. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2017:

•	an additional expense of $2,071 to increase its accrual for the Wyle environmental obligation (see Note 15);

•
acquisition related charges for 2017 of $7,658 related to contingent consideration for acquisitions completed in prior years, which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity; and

•	a net loss on real estate transaction of $3,144.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Included in restructuring, integration, and other charges for 2016 are other expenses of $24,886. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2016:

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

10. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Foreign Currency Translation Adjustment and Other	Unrealized Gain (loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2016	$(348,241)	$6,094	$(2,947)	$(38,445)	$(383,539)
Other comprehensive income (loss) before reclassifications (a)	253,066	8,852	(2,870)	(3,812)	255,236
Amounts reclassified into income (loss)	(9,756)	—	511	12,665	3,420
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2017	243,310	8,852	(2,359)	8,853	258,656
Balance as of December 31, 2017	(104,931)	14,946	(5,306)	(29,592)	(124,883)
Reclassification to Retained Earnings (b)	—	(14,946)	(1,185)	(6,223)	(22,354)
Other comprehensive income (loss) before reclassifications (a)	(161,359)	—	—	4,939	(156,420)
Amounts reclassified into income (loss)	(37)	—	931	3,314	4,208
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2018	(161,396)	(14,946)	(254)	2,030	(174,566)
Balance as of December 31, 2018	$(266,327)	$—	$(5,560)	$(27,562)	$(299,449)

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $11,712 and $(64,610) for 2018 and 2017, respectively.

(b)
Amount relates to unrealized gains and losses on investments and stranded tax effects reclassified from "Accumulated other comprehensive income" to "Retained earnings" in accordance with ASU No. 2018-02 and ASU No. 2016-01 (Note 1).

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2015	125,424	34,501	90,923
Shares issued for stock-based compensation awards	—	(1,372)	1,372
Repurchases of common stock	—	3,382	(3,382)
Common stock outstanding at December 31, 2016	125,424	36,511	88,913
Shares issued for stock-based compensation awards	—	(1,097)	1,097
Repurchases of common stock	—	2,319	(2,319)
Common stock outstanding at December 31, 2017	125,424	37,733	87,691
Shares issued for stock-based compensation awards	—	(709)	709
Repurchases of common stock	—	3,209	(3,209)
Common stock outstanding at December 31, 2018	125,424	40,233	85,191

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2018 and 2017.

Share-Repurchase Programs

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of December 31, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$271,388	$128,612
December 2018	600,000	—	600,000
Total	$1,000,000	$271,388	$728,612

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

11. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2018	2017	2016
Net income attributable to shareholders	$716,195	$402,176	$522,815
Weighted-average shares outstanding - basic	87,476	88,681	90,960
Net effect of various dilutive stock-based compensation awards	968	1,085	1,073
Weighted-average shares outstanding - diluted	88,444	89,766	92,033
Net income per share:
Basic	$8.19	$4.54	$5.75
Diluted (a)	$8.10	$4.48	$5.68

(a)
Stock-based compensation awards for the issuance of 651 shares, 380 shares, and 766 shares for the years ended December 31, 2018, 2017, and 2016, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

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

Under the terms of the Omnibus Plan, a maximum of 19,100,000 shares of common stock may be awarded. There were 3,885,282 and 4,896,220 shares available for grant under the Omnibus Plan as of December 31, 2018 and 2017, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

The company recorded, as a component of "Selling, general, and administrative expenses," amortization of stock-based compensation of $46,238, $39,122, and $39,825 in 2018, 2017, and 2016, respectively. The actual tax benefit realized from share-based payment awards during 2018, 2017, and 2016 was $7,517, $18,846, and $19,745, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following information relates to the stock option activity for the year ended December 31, 2018:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,540,369	$58.34
Granted	332,928	81.88
Exercised	(176,783)	49.86
Forfeited	(64,537)	67.79
Outstanding at December 31, 2018	1,631,977	63.69	81	months	$14,401
Exercisable at December 31, 2018	787,871	$54.75	65	months	$11,579

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2018, 2017, and 2016 was $5,368, $15,320, and $10,511, respectively.

Cash received from option exercises during 2018, 2017, and 2016 was $8,819, $22,195, and $18,967, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2018	2017	2016
Volatility (percent) (a)	24	26	31
Expected term (in years) (b)	5.5	5.1	5.2
Risk-free interest rate (percent) (c)	2.7	1.9	1.3

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $23.12, $20.01, and $16.93 during 2018, 2017, and 2016, respectively.

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

Restricted Stock

Subject to the terms and conditions of the Omnibus Plan, the Compensation Committee may grant shares of restricted stock and/or restricted stock units. Restricted stock units are similar to restricted stock except that no shares are actually awarded to the participant on the date of grant. Shares of restricted stock and/or restricted stock units awarded under the Omnibus Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the Compensation Committee and specified in the award agreement (and in the case of restricted stock units until the date of delivery or other payment). Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e. vest) generally over a four-year period.

Non-Employee Director Awards

The company's Board shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $150. All restricted stock units are settled in common stock following the director's separation from the Board.

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

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2018:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2017	1,176,965	$62.60
Granted	538,712	77.97
Vested	(523,477)	62.49
Forfeited	(99,335)	66.50
Non-vested shares at December 31, 2018	1,092,865	$69.87

The total fair value of shares vested during 2018, 2017, and 2016 was $42,381, $42,470, and $52,026, respectively.

As of December 31, 2018, there was $39,954 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.41 years.

13. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2018, there were 10 current and 22 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

On December 31, 2018, the Wyle defined benefit plan was terminated by the company with estimated plan settlement expected to occur in 2019. The company has made other arrangements with the participants in the plan and is terminating the plan to reduce administrative burdens. Prior to the termination of the plan, the company adopted an amendment to the Wyle defined benefit plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. The settlement loss is expected to be approximately $25,500. Benefit payments of $60,530 are expected to be paid in 2019.

In 2017, the company entered into a settlement for a portion of its Wyle defined benefit plan. Participants will receive benefits through an insurance annuity contract. The settlement of $42,985 was completed during October 2017 and the company incurred a settlement expense of $16,706, which is recorded in the "Employee benefit plan expense" line item in the company's consolidated statements of operations.

In 2016, the company adopted an amendment to its Wyle defined benefit plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. Lump sum payments of $26,063 were made during June 2016 and the company incurred a settlement expense of $12,211, which is recorded in the "Employee benefit plan expense" line item in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2018	2017	2018	2017
Accumulated benefit obligation	$82,951	$90,368	$59,399	$60,374
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	97,607	91,038	60,374	97,984
Service cost	3,103	2,310	—	—
Interest cost	3,338	3,552	2,114	3,860
Actuarial loss (gain)	(8,874)	4,929	(322)	7,595
Benefits paid	(4,596)	(4,222)	(2,767)	(6,080)
Settlement	—	—	—	(42,985)
Projected benefit obligation at end of year	90,578	97,607	59,399	60,374
Changes in plan assets:
Fair value of plan assets at beginning of year	—	—	46,663	71,470
Actual return on plan assets	—	—	29	10,258
Company contributions	—	—	11,000	14,000
Benefits paid	—	—	(2,767)	(6,080)
Settlement	—	—	—	(42,985)
Fair value of plan assets at end of year	—	—	54,925	46,663
Funded status	$(90,578)	$(97,607)	$(4,474)	$(13,711)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(4,532)	$(4,535)	$(4,474)	$—
Noncurrent liabilities	(86,046)	(93,072)	—	(13,711)
Net liabilities at end of year	(90,578)	(97,607)	(4,474)	(13,711)
Components of net periodic pension cost:
Service cost	3,103	2,310	—	—
Interest cost	3,338	3,552	2,114	3,860
Expected return on plan assets	—	—	(2,648)	(3,449)
Amortization of net loss	1,531	1,216	702	1,666
Settlement charge	—	—	—	16,706
Net periodic pension cost	$7,972	$7,078	$168	$18,783
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.20%	3.50%	2.60%	3.60%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	2.25%	5.25%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	3.50%	4.00%	3.60%	4.00%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	5.25%	4.75%

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

Benefit payments are expected to be paid as follows:

Arrow SERP
2019	$4,532
2020	4,481
2021	5,825
2022	6,058
2023	6,405
2024-2026	33,724

The company makes contributions to the Wyle defined benefit plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $11,000 and $14,000 in 2018 and 2017, respectively. The company is planning on contributing $4,700 to the plan in 2019, however, there is no requirement to make any contributions in 2019. The company has funded $81,962 of the Arrow SERP obligation for the former corporate officers in a rabbi trust comprised primarily of life insurance policies and mutual fund assets.

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2018, utilizing the fair value hierarchy discussed in Note 7, are as follows:

	Level 1	Level 2	Level 3	Total
Fixed Income:
Mutual funds	$54,925	$—	$—	$54,925
Total	$54,925	$—	$—	$54,925

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

As of December 31, 2018, 100% of plan assets are invested in fixed income to facilitate the settlement of the Wyle defined benefit plan termination in 2019.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Comprehensive Income Items

In 2018, 2017, and 2016, actuarial (gains) losses of $(6,339), $3,795, and $740, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2018, 2017, and 2016, a reclassification adjustment of comprehensive income was recognized, net of related taxes, as a result of being recognized in net periodic pension cost for an actuarial loss of $1,758, $12,070, and $10,625, respectively.

Accumulated other comprehensive income (loss) at December 31, 2018 and 2017 includes unrecognized actuarial losses, primarily related to the Wyle defined benefit plan, net of related taxes, of $26,939 and $28,569, respectively, that have not yet been recognized in net periodic pension cost.

The actuarial loss included in accumulated other comprehensive income (loss), net of related taxes, which is expected to be recognized in net periodic pension cost is $536 as of December 31, 2019.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $20,523, $13,627, and $13,432 in 2018, 2017, and 2016, respectively. The company made discretionary contributions to the company's defined contribution 401(k) plan, which amounted to $7,503, $7,574, and $7,572 in 2018, 2017, and 2016, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $18,996, $18,815, and $12,882 in 2018, 2017, and 2016, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2033. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $88,988, $83,636, and $78,521 in 2018, 2017, and 2016, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2019	$85,770
2020	67,158
2021	52,826
2022	44,801
2023	37,528
Thereafter	147,294

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Approximately $6,200 was spent to date and the company currently anticipates no additional investigative and related expenditures. The nature and scope of subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,200 and $10,000.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Approximately $69,300 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $12,500 to $23,200. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales, by segment by geographic area, are as follows:

	2018	2017	2016
Components:
Americas	$7,816,533	$7,010,385	$5,921,803
EMEA (a)	5,733,222	4,868,862	4,086,607
Asia/Pacific	7,307,096	6,451,209	5,400,429
Global components	$20,856,851	$18,330,456	$15,408,839

ECS:
Americas	$5,742,526	$5,388,888	$5,352,106
EMEA (a)	3,077,391	2,835,219	2,726,927
Global ECS	$8,819,917	$8,224,107	$8,079,033
Consolidated (b)	$29,676,768	$26,554,563	$23,487,872

(a)    Defined as Europe, the Middle East, and Africa.

(b)	Includes sales related to the United States of $12,157,306, $11,038,930, and $10,137,041 for 2018, 2017, and 2016, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Operating income (loss), by segment, are as follows:

	2018	2017	2016
Operating income (loss):
Global components	$1,007,638	$801,027	$686,466
Global ECS	427,605	444,710	441,926
Corporate (c)	(287,731)	(300,001)	(251,566)
Consolidated	$1,147,512	$945,736	$876,826

(c)
Includes restructuring, integration, and other charges of $60,361, $74,588, and $61,391 in 2018, 2017, and 2016, respectively. Also included in 2018 and 2017 was a net loss on the disposition of businesses of $3,604 and $21,000, respectively.

Total assets, by segment, at December 31 are as follows:

	2018	2017
Global components	$11,425,579	$10,229,168
Global ECS	5,632,102	5,426,675
Corporate	726,764	803,424
Consolidated	$17,784,445	$16,459,267

Net property, plant, and equipment, by geographic area, is as follows:

	2018	2017
Americas (d)	$673,228	$688,637
EMEA	110,996	108,232
Asia/Pacific	40,476	41,606
Consolidated	$824,700	$838,475

(d)	Includes net property, plant, and equipment related to the United States of $670,201 and $683,988 at December 31, 2018 and 2017, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter	Second Quarter (b)	Third Quarter	Fourth Quarter (c)
2018
Sales	$6,875,613	$7,392,528	$7,490,445	$7,918,182
Gross profit	868,944	932,820	923,778	975,370
Operating income	235,995	286,827	290,310	334,380
Net income attributable to shareholders	139,094	169,915	176,533	230,653

Net income per share (a):
Basic	$1.58	$1.94	$2.02	$2.66
Diluted	$1.56	$1.92	$1.99	$2.63

2017 (Adjusted)
Sales	$5,736,780	$6,422,226	$6,856,108	$7,539,449
Gross profit	761,197	824,024	842,567	929,180
Operating income	193,025	230,446	235,441	286,824
Net income attributable to shareholders	114,737	99,722	134,064	53,653

Net income per share (a):
Basic	$1.29	$1.12	$1.52	$0.61
Diluted	$1.27	$1.11	$1.50	$0.60

(a)
Quarterly net income per share is calculated using the weighted-average shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted-average shares outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year.

(b)	Net income attributable to shareholders includes a loss on extinguishment of debt of $58.8 million during the second quarter of 2017.

(c)	Net income attributable to shareholders includes a U.S. Tax Act benefit of $28.3 million and expense of $124.7 million during the fourth quarter of 2018 and 2017, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications for each quarter of 2017 (see Note 1).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards
2017
Sales	$5,759,552	$5,736,780	$6,465,346	$6,422,226	$6,953,740	$6,856,108	$7,633,870	$7,539,449
Cost of sales	4,999,665	4,975,583	5,641,380	5,598,202	6,110,382	6,013,541	6,703,742	6,610,269
Operating income	191,722	193,025	229,822	230,446	235,992	235,441	270,914	286,824
Net income attributable to shareholders	$113,768	$114,737	$99,679	$99,722	$134,630	$134,064	$53,885	$53,653

Operating income for the fourth quarter of 2017 was impacted by a reclassification of pension settlement expense of $16,706 due to the implementation of ASU No. 2017-07. The settlement expense was reclassified to "Employee benefit plan expense" (see Note 13).

18. Subsequent Events

During the first quarter of 2019, the company entered into a series of foreign exchange forward contracts ("forward contracts") to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below.

Maturity Date	Notional Amount
March 2023	EUR 50,000
September 2024	EUR 50,000
April 2025	EUR 100,000
January 2028	EUR 100,000
Total	EUR 300,000

The forward contracts have been designated as a net investment hedge which is in place to hedge a portion of the company's net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as, and effective as, net investment hedges will be recorded in "Accumulated other comprehensive loss" in the company's Consolidated Balance Sheets. Amounts excluded from the assessment of hedge effectiveness will be included in "Interest and other financing expense, net" in the company's Consolidated Statements of Operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2018 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2018, and concluded that it is effective.

The company acquired two separate entities during the year ended December 31, 2018, which are included in the company's 2018 consolidated financial statements and constitute 2.1% and 5.1% of total and net assets, respectively, as of December 31, 2018 and less than 1.0% and 2.0% of sales and net income attributable to shareholders, respectively, for the year ended December 31, 2018. The company has excluded these two entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arrow Electronics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two separate entities acquired during the year ended December 31, 2018, which are included in the 2018 consolidated financial statements of the Company and constituted 2.1% and 5.1% of total and net assets, respectively, as of December 31, 2018 and less than 1.0% and 2.0% of sales and net income attributable to shareholders, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these two entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 7, 2019 expressed an unqualified opinion thereon.

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
February 7, 2019

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, is incorporated herein by reference.

Information about the company's code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the "Finance Code of Ethics," as well as a code of ethics governing all employees, known as the "Worldwide Code of Business Conduct and Ethics," is available free of charge on the company's website at https://investor.arrow.com in the Leadership and Governance section and is available in print to any shareholder upon request.

Information about the company's "Corporate Governance Guidelines" and written committee charters for the company's Audit Committee, Compensation Committee, and Corporate Governance Committee is available free of charge on the company's website at https://investor.arrow.com in the Leadership and Governance section and is available in print to any shareholder upon request.

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2019, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1	Financial Statements.

		Report of Independent Registered Public Accounting Firm	38

		Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016	39

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	40

		Consolidated Balance Sheets as of December 31, 2018 and 2017	41

		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	42

		Consolidated Statements of Equity for the years ended December 31, 2018, 2017, and 2016	43

		Notes to the Consolidated Financial Statements	44

	2	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	89

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3	Exhibits.

		See Index of Exhibits included on pages 83 - 88

INDEX OF EXHIBITS

Exhibit Number	Exhibit

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

10(a)
Arrow Electronics Savings Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, Commission File No. 1-4482).

10(b)
Wyle Electronics Retirement Plan, as amended and restated on September 9, 2009 (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2009, Commission File No. 1-4482).

10(b)(i)	Amendment No. 4 to the Wyle Electronics Retirement Plan, as amended on December 31, 2018, to the Wyle Electronics Retirement Plan in 10(b) above.

10(c)
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

10(g)
Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective July 1, 2018 (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, Commission File No. 1-4482).

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

10(i)
Third Amended and Restated Credit Agreement, dated as of December 14, 2018, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia, MUFG Bank, Ltd, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd, and Sumitomo Mitsui Banking Corporation as syndication agents.

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

10(j)(xxix)
Amendment No. 30 to the Transfer and Administration Agreement, dated as of June 20, 2018, to the Transfer and Administration Agreement in 10(j)(i)above (incorporated by reference to the company's Current Report on Form 8-K dated June 20, 2018, Commission File No. 1-4482).

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

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2018	$56,291	$34,936	$(1,958)	$13,681	$75,588

Year ended December 31, 2017	$52,256	$12,887	$2,831	$11,683	$56,291

Year ended December 31, 2016	$49,659	$8,336	$(392)	$5,347	$52,256

(a)	"Other" primarily includes the effect of fluctuations in foreign currencies and the allowance for doubtful accounts of the businesses acquired by the company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Gregory P. Tarpinian
Gregory P. Tarpinian
Senior Vice President, General Counsel, and Secretary
February 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2019:

By:	/s/ Michael J. Long
Michael J. Long, Chairman, President, and Chief Executive Officer (principal executive officer)

By:	/s/ Chris D. Stansbury
Chris D. Stansbury, Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Richard A. Seidlitz
Richard A. Seidlitz, Corporate Controller (principal accounting officer)

By:	/s/ Barry W. Perry
Barry W. Perry, Lead Independent Director

By:	/s/ Philip K. Asherman
Philip K. Asherman, Director

By:	/s/ Steven H. Gunby
Steven H. Gunby, Director

By:	/s/ Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/ Richard S. Hill
Richard S. Hill, Director

By:	/s/ Fran Keeth
Fran Keeth, Director

By:	/s/ Andrew C. Kerin
Andrew C. Kerin, Director

By:	/s/ Stephen C. Patrick
Stephen C. Patrick, Director

By:	/s/ Laurel J. Krzeminski
Laurel J. Krzeminski, Director