Form 10-Q
period 2019-03-30
ARROW ELECTRONICS INC
filed 2019-05-02
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes ☐   No ☒

There were 84,721,190 shares of Common Stock outstanding as of April 29, 2019.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 30, 2019	March 31, 2018
Sales	$7,155,991	$6,875,613
Cost of sales	6,294,303	6,006,669
Gross profit	861,688	868,944
Operating expenses:
Selling, general, and administrative expenses	556,076	562,969
Depreciation and amortization	47,526	47,247
Loss on disposition of businesses, net	866	1,562
Restructuring, integration, and other charges	11,660	21,171
	616,128	632,949
Operating income	245,560	235,995
Equity in losses of affiliated companies	(1,467)	(673)
Gain (loss) on investments, net	5,348	(2,452)
Employee benefit plan expense	1,139	1,231
Interest and other financing expense, net	51,981	45,179
Income before income taxes	196,321	186,460
Provision for income taxes	53,907	46,590
Consolidated net income	142,414	139,870
Noncontrolling interests	1,679	776
Net income attributable to shareholders	$140,735	$139,094
Net income per share:
Basic	$1.65	$1.58
Diluted	$1.63	$1.56
Weighted-average shares outstanding:
Basic	85,400	87,955
Diluted	86,319	89,035

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 30, 2019	March 31, 2018
Consolidated net income	$142,414	$139,870
Other comprehensive income:
Foreign currency translation adjustment and other	4,442	44,969
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	5,533	—
Unrealized gain on interest rate swaps designated as cash flow hedges, net of taxes	240	228
Employee benefit plan items, net of taxes	319	282
Other comprehensive income	10,534	45,479
Comprehensive income	152,948	185,349
Less: Comprehensive income attributable to noncontrolling interests	1,031	523
Comprehensive income attributable to shareholders	$151,917	$184,826

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	March 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$351,899	$509,327
Accounts receivable, net	7,902,516	8,945,463
Inventories	3,734,905	3,878,678
Other current assets	264,564	274,832
Total current assets	12,253,884	13,608,300
Property, plant, and equipment, at cost:
Land	7,845	7,882
Buildings and improvements	157,326	158,712
Machinery and equipment	1,428,758	1,425,933
	1,593,929	1,592,527
Less: Accumulated depreciation and amortization	(774,325)	(767,827)
Property, plant, and equipment, net	819,604	824,700
Investments in affiliated companies	85,296	83,693
Intangible assets, net	369,291	372,644
Goodwill	2,632,451	2,624,690
Other assets	670,226	270,418
Total assets	$16,830,752	$17,784,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,034,457	$7,631,879
Accrued expenses	860,982	912,292
Short-term borrowings, including current portion of long-term debt	138,686	246,257
Total current liabilities	7,034,125	8,790,428
Long-term debt	3,575,891	3,239,115
Other liabilities	719,326	378,536
Commitments and contingencies (Note N)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2019 and 2018, respectively
Issued - 125,424 shares in both 2019 and 2018, respectively	125,424	125,424
Capital in excess of par value	1,128,757	1,135,934
Treasury stock (40,251 and 40,233 shares in 2019 and 2018, respectively), at cost	(1,992,981)	(1,972,254)
Retained earnings	6,476,070	6,335,335
Accumulated other comprehensive loss	(288,267)	(299,449)
Total shareholders' equity	5,449,003	5,324,990
Noncontrolling interests	52,407	51,376
Total equity	5,501,410	5,376,366
Total liabilities and equity	$16,830,752	$17,784,445

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Consolidated net income	$142,414	$139,870
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	47,526	47,247
Amortization of stock-based compensation	19,090	13,043
Equity in losses of affiliated companies	1,467	673
Deferred income taxes	6,968	(2,818)
(Gain) loss on investments, net	(5,348)	2,452
Other	5,575	3,465
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	949,989	789,843
Inventories	134,402	(260,620)
Accounts payable	(1,540,008)	(691,818)
Accrued expenses	(50,292)	(22,087)
Other assets and liabilities	(40,782)	(94,327)
Net cash used for operating activities	(328,999)	(75,077)
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	—	(331,467)
Proceeds from disposition of businesses	—	34,291
Acquisition of property, plant, and equipment	(33,815)	(34,735)
Other	2,940	(4,500)
Net cash used for investing activities	(30,875)	(336,411)
Cash flows from financing activities:
Change in short-term and other borrowings	(107,244)	(18,387)
Proceeds from long-term bank borrowings, net	335,023	601,386
Redemption of notes	—	(300,000)
Proceeds from exercise of stock options	6,931	4,997
Repurchases of common stock	(53,925)	(52,513)
Net cash provided by financing activities	180,785	235,483
Effect of exchange rate changes on cash	21,661	(5,434)
Net decrease in cash and cash equivalents	(157,428)	(181,439)
Cash and cash equivalents at beginning of period	509,327	730,083
Cash and cash equivalents at end of period	$351,899	$548,644

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$125,424	$1,135,934	$(1,972,254)	$6,335,335	$(299,449)	$51,376	$5,376,366
Consolidated net income	—	—	—	140,735	—	1,679	142,414
Other comprehensive income (loss)	—	—	—	—	11,182	(648)	10,534
Amortization of stock-based compensation	—	19,090	—	—	—	—	19,090
Shares issued for stock-based compensation awards	—	(26,267)	33,198	—	—	—	6,931
Repurchases of common stock	—	—	(53,925)	—	—	—	(53,925)
Balance at March 30, 2019	$125,424	$1,128,757	$(1,992,981)	$6,476,070	$(288,267)	$52,407	$5,501,410

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017	$125,424	$1,114,167	$(1,762,239)	$5,596,786	$(124,883)	$48,685	$4,997,940
Effect of new accounting principles	—	—	—	22,354	(22,354)	—	—
Consolidated net income	—	—	—	139,094	—	776	139,870
Other comprehensive income (loss)	—	—	—	—	45,732	(255)	45,477
Amortization of stock-based compensation	—	13,043	—	—	—	—	13,043
Shares issued for stock-based compensation awards	—	(22,102)	27,099	—	—	—	4,997
Repurchases of common stock	—	—	(52,513)	—	—	—	(52,513)
Balance at March 31, 2018	$125,424	$1,105,108	$(1,787,653)	$5,758,234	$(101,505)	$49,206	$5,148,814

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied either retrospectively or prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15. The adoption is not expected to be material to the consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU No. 2017-12"). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. On January 1, 2019, the company adopted the provisions of ASU No. 2017-12 on a modified retrospective basis. The adoption of the provisions of ASU No. 2017-12 did not materially impact the company's consolidated financial position or results of operations.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018, the FASB issued ASU No. 2018-19,  Codification Improvements to Topic 326, Financial Instruments-Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASU's provide supplemental guidance and clarification to ASU No. 2016-13 and must be adopted concurrently with the adoption of ASU No. 2016-13, cumulatively referred to as “Topic 326.” Topic 326 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of Topic 326.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. In March 2019, the FASB issued ASU No. 2019-01 Codification Improvements to Topic 842, Leases.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

These ASU's provide supplemental adoption guidance and clarification to ASU No. 2016-02, and must be adopted concurrently with the adoption of ASU No. 2016-02, cumulatively referred to as “Topic 842”.

On January 1, 2019, the company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the company elected a package of practical expedients and the short-term lease exception outlined in Topic 842. The company also implemented internal controls and key systems to enable the preparation of financial information on adoption. As a result of adopting Topic 842, the company recognized assets and liabilities for the rights and obligations created by operating leases, refer to Note L.

Note C – Significant Accounting Policies

Except for the changes below, no material changes have been made to the company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 7, 2019, for the year ended December 31, 2018.

Leases

The company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the company's leases are classified as operating leases. The company has determined that operating lease right-of-use assets will be recorded to "Other assets" and lease liabilities will be recorded to "Other liabilities" and "Accrued expenses" in the consolidated balance sheets. Lease expense will be recorded to "Selling, general, and administrative expenses" in the consolidated statements of operations. Operating lease payments will be recorded to "Operating cash flows" in the consolidated statements of cash flows.

Operating lease right-of-use assets and lease liabilities are recognized based on the net present value of future minimum lease payments over the lease term starting on the commencement date. The company generally is not able to determine the rate implicit in its leases and, as such, will apply an incremental borrowing rate based on the company’s cost of borrowing for the relevant terms of each lease. Lease expense for minimum lease payments are recognized on a straight-line basis over the lease term. Lease terms may include an option to extend or terminate a lease if it is reasonably certain that the company will exercise such options. The company has elected the practical expedient to not separate lease components from non-lease components, and also has elected not to record a right-of-use asset or lease liability for leases which, at inception, have a term of twelve months or less. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

Note D – Acquisitions

2018 Acquisitions

In 2018, the company acquired eInfochips for a purchase price of $327,628, which included $14,769 of cash acquired. eInfochips services customers at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models. eInfochips is recorded in the company's global components business segment.

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

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2018 (a)	$1,437,501	$1,187,189	$2,624,690
Dispositions and related adjustments	—	(1,386)	(1,386)
Foreign currency translation adjustment	15,869	(6,722)	9,147
Balance as of March 30, 2019 (a)	$1,453,370	$1,179,081	$2,632,451

(a)
The total carrying value of goodwill as of March 30, 2019 and December 31, 2018 in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 30, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	11 years	482,084	(232,649)	249,435
Developed technology	5 years	6,340	(4,596)	1,744
Amortizable trade name	9 years	21,407	(4,295)	17,112
		$610,831	$(241,540)	$369,291

Intangible assets, net, are comprised of the following as of December 31, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	11 years	475,050	(221,822)	253,228
Developed technology	5 years	6,340	(4,311)	2,029
Amortizable trade name	9 years	19,940	(3,553)	16,387
		$602,330	$(229,686)	$372,644

During the first quarter of 2019 and 2018, the company recorded amortization expense related to identifiable intangible assets of $11,930 and $13,520, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 19% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	March 30, 2019	December 31, 2018
Marubun/Arrow	$75,107	$73,253
Other	10,189	10,440
	$85,296	$83,693

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	March 30, 2019	March 31, 2018
Marubun/Arrow	$1,226	$1,091
Other	(2,693)	(1,764)
	$(1,467)	$(673)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At March 30, 2019, the company's pro-rata share of this debt was approximately $6,100. At December 31, 2018, the company's pro-rata share of this debt was approximately $2,860. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 30, 2019	December 31, 2018
Accounts receivable	$7,962,977	$9,021,051
Allowances for doubtful accounts	(60,461)	(75,588)
	$7,902,516	$8,945,463

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

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	March 30, 2019	December 31, 2018
Borrowings on lines of credit	$—	$180,000
Commercial paper	74,836	—
Other short-term borrowings	63,850	66,257
	$138,686	$246,257

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.96% and 2.49% at March 30, 2019 and December 31, 2018, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at March 30, 2019. There were $180,000 of outstanding borrowings under the uncommitted lines of credit at December 31, 2018. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted average effective interest rate of 3.49% and 3.39% at March 30, 2019 and December 31, 2018, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had $74,836 in outstanding borrowings under this program at March 30, 2019 and no outstanding borrowings at December 31, 2018. The program had a weighted average effective interest rate of 2.98% and 2.93% at March 30, 2019 and December 31, 2018, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	March 30, 2019	December 31, 2018
Revolving credit facility	$55,000	$—
Asset securitization program	1,090,000	810,000
6.00% notes, due 2020	209,191	209,147
5.125% notes, due 2021	130,582	130,546
3.50% notes, due 2022	347,485	347,288
4.50% notes, due 2023	297,751	297,622
3.25% notes, due 2024	494,327	494,091
4.00% notes, due 2025	345,911	345,762
7.50% senior debentures, due 2027	109,796	109,776
3.875% notes, due 2028	494,231	494,095
Other obligations with various interest rates and due dates	1,617	788
	$3,575,891	$3,239,115

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 30, 2019	December 31, 2018
6.00% notes, due 2020	214,500	214,500
5.125% notes, due 2021	135,500	134,500
3.50% notes, due 2022	353,000	345,000
4.50% notes, due 2023	311,500	303,500
3.25% notes, due 2024	484,500	467,000
4.00% notes, due 2025	351,000	340,500
7.50% senior debentures, due 2027	130,000	128,000
3.875% notes, due 2028	484,000	458,500

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at March 30, 2019), which is based on the company's credit ratings, or an effective interest rate of 3.56% at March 30, 2019. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at March 30, 2019. The company had $55,000 in outstanding borrowings under the revolving credit facility at March 30, 2019. The company had no outstanding borrowings under the revolving credit facility at December 31, 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the asset securitization program, which matures in June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at March 30, 2019), or an effective interest rate of 2.94% at March 30, 2019. The facility fee is .40% of the total borrowing capacity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At March 30, 2019 and December 31, 2018, the company had $1,090,000 and $810,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,436,800 and $2,754,400, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 30, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2018, the company redeemed $300,000 principal amount of its 3.00% notes due March 2018.

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

Interest and other financing expense, net, includes interest and dividend income of $14,045 and $9,255 for the first quarter of 2019 and 2018, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 30, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$21,738	$—	$—	$21,738
Equity investments (b)	Other assets	42,753	—	—	42,753
Interest rate swaps	Other liabilities	—	(557)	—	(557)
Foreign exchange contracts	Other current assets	—	12,925	—	12,925
Foreign exchange contracts	Accrued expenses	—	(998)	—	(998)
		$64,491	$11,370	$—	$75,861

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$22,883	$—	$—	$22,883
Equity investments (b)	Other assets	38,045	—	—	38,045
Interest rate swaps	Other liabilities	—	(589)	—	(589)
Foreign exchange contracts	Other current assets	—	4,163	—	4,163
Foreign exchange contracts	Accrued expenses	—	(2,384)	—	(2,384)
		$60,928	$1,190	$—	$62,118

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $1,824 and an unrealized loss of $2,579 for the first quarter of 2019 and 2018, respectively, on equity securities held at the end of each quarter.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income." As of March 30, 2019 and December 31, 2018, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at March 30, 2019 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, British Pound, Indian Rupee, Canadian Dollar, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates related to these transactions.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at March 30, 2019 and December 31, 2018 was $867,361 and $607,747, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the first quarter of 2019 and 2018.

During the first quarter of 2019, the company entered into a series of foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below.

Maturity Date	Notional Amount
March 2023	EUR 50,000
September 2024	EUR 50,000
April 2025	EUR 100,000
January 2028	EUR 100,000
Total	EUR 300,000

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company's net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges will be recorded in "foreign currency translation adjustment" ("CTA") within "Accumulated other comprehensive loss" in the company's consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness will be included in "Interest and other financing expense, net" in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges was $6,592 for the three months ended March 30, 2019, net of taxes. For the three months ended March 30, 2019, gains of $1,406 for outstanding net investment hedges were reclassified from CTA to "Interest and other financing expense, net" in the company's consolidated statements of operations.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended
	March 30, 2019	March 31, 2018
Gain (Loss) Recognized in Income
Foreign exchange contracts	$3,489	$(5,742)
Interest rate swaps	(319)	(303)
Total	$3,170	$(6,045)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts	$5,953	$(1,078)

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

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 30, 2019	March 31, 2018
Restructuring and integration charges - current period actions	$3,007	$11,432
Restructuring and integration charges - actions taken in prior periods	(61)	1,349
Other charges	8,714	8,390
	$11,660	$21,171

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $10,802 and $25,829 at March 30, 2019 and December 31, 2018, respectively. A transition adjustment of $9,968 was recorded on January 1, 2019 to reclassify restructuring and integration accruals for facilities costs by adjusting the related lease right-of-use assets recorded upon adoption of ASU No. 2016-02, Topic 842. During the three months ended, March 30, 2019, the company made $6,735 of payments related to restructuring and integration accruals. Substantially all amounts accrued at March 30, 2019 relate to the termination of personnel and are expected to be spent in cash within one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Other Charges

Included in restructuring, integration, and other charges for the first quarter of 2019 are other expenses of $8,714. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the three months ended March 30, 2019:

•
acquisition-related charges for the first quarter of $1,022 related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years.

•	$5,559 in charges related to relocation and other centralization efforts to maximize operating efficiencies.

Included in restructuring, integration, and other charges for the first quarter of 2018 are other expenses of $8,390. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the three months ended March 31, 2018:

•
acquisition related charges for the first quarter of $6,154 related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years.

Note K – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 30, 2019	March 31, 2018
Net income attributable to shareholders	$140,735	$139,094
Weighted-average shares outstanding - basic	85,400	87,955
Net effect of various dilutive stock-based compensation awards	919	1,080
Weighted-average shares outstanding - diluted	86,319	89,035
Net income per share:
Basic	$1.65	$1.58
Diluted (a)	$1.63	$1.56

(a)
Stock-based compensation awards for the issuance of 903 and 415 shares for the first quarter of 2019 and 2018, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L - Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2033. Substantially all leases are classified as operating leases. During the first quarter of 2019, the company recorded operating lease cost of $26,726.

The following amounts were recorded in the consolidated balance sheets at March 30, 2019:

March 30, 2019
Operating Leases
Right-of-use asset	$349,077

Lease liability - current	68,603
Lease liability - non-current	302,283
Total operating lease liabilities	$370,886

Maturities of operating lease liabilities at March 30, 2019 were as follows:

March 30, 2019
2019	$75,827
2020	76,035
2021	59,166
2022	46,851
2023	37,177
Thereafter	160,022
Total lease payments	455,078
Less imputed interest	(84,192)
Total	$370,886

Other information pertaining to leases consists of the following:

March 30, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities:	$37,513
Right-of-use assets obtained in exchange for operating lease obligations:	35,573

Operating Lease Term and Discount Rate
Weighted average remaining lease term in years	8
Weighted average discount rate	5.2%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note M – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended
	March 30, 2019	March 31, 2018
Foreign Currency Translation Adjustment and Other:
Other comprehensive income before reclassifications (a)	$5,276	$46,400
Amounts reclassified into income	(186)	(1,178)
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	6,592	—
Amounts reclassified into income	(1,059)	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into income	240	228
Employee Benefit Plan Items, Net:
Amounts reclassified into income	319	282
Other:
Retained earnings adjustment (b)	—	(22,354)
Net change in Accumulated other comprehensive income (loss)	$11,182	$23,378

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $9,859 and $(11,924) for the first quarter of 2019 and 2018, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from "Accumulated other comprehensive income" to "Retained earnings" in accordance with ASU No. 2018-02 and ASU No. 2016-01.

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of March 30, 2019:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$311,395	$88,605
December 2018	600,000	—	600,000
Total	$1,000,000	$311,395	$688,605

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note N – Contingencies

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Approximately $6,300 was spent to date and the company currently anticipates no additional investigative and related expenditures. The nature and scope of subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,100 and $10,000.

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

Approximately $71,100 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $10,800 to $21,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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
(Unaudited)

Note O – Segment and Geographic Information

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	March 30, 2019	March 31, 2018
Components:
Americas	$1,907,029	$1,796,698
EMEA (a)	1,503,366	1,478,386
Asia/Pacific	1,781,532	1,654,848
Global components	$5,191,927	$4,929,932

ECS:
Americas	$1,200,907	$1,195,411
EMEA (a)	763,157	750,270
Global ECS	$1,964,064	$1,945,681
Consolidated (b)	$7,155,991	$6,875,613

(a)	Defined as Europe, the Middle East, and Africa.

(b)	Includes sales related to the United States of $2,782,035 and $2,649,668 for the first quarter of 2019 and 2018, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended
	March 30, 2019	March 31, 2018
Operating income (loss):
Global components	$234,532	$229,546
Global ECS	86,718	83,806
Corporate (c)	(75,690)	(77,357)
Consolidated	$245,560	$235,995

(c)
Includes restructuring, integration, and other charges of $11,660 and $21,171 for the first quarter of 2019 and 2018, respectively. Also included in the first quarter of 2019 and 2018 was a net loss on the disposition of businesses of $866 and $1,562, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	March 30, 2019	December 31, 2018
Global components	$11,479,107	$11,425,579
Global ECS	4,567,305	5,632,102
Corporate	784,340	726,764
Consolidated	$16,830,752	$17,784,445

Net property, plant, and equipment, by geographic area, is as follows:

	March 30, 2019	December 31, 2018
Americas (d)	$659,608	$673,228
EMEA	119,105	110,996
Asia/Pacific	40,891	40,476
Consolidated	$819,604	$824,700

(d)	Includes net property, plant, and equipment related to the United States of $656,736 and $670,201 at March 30, 2019 and December 31, 2018, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") through its global components business segment and provides enterprise computing solutions to value-added resellers ("VARs") and managed service providers ("MSPs") through its global ECS business segment. For the first quarter of 2019, approximately 73% of the company's sales were from the global components business segment and approximately 27% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2019 increased by 4.1% compared with the year-earlier period. The increase for the first quarter of 2019 was driven by a increase in the global components business segment sales of 5.3% and a increase in the global ECS business segment sales of 0.9%. Adjusted for the change in foreign currencies and dispositions consolidated sales increased 7.6% for the first quarter of 2019 compared with the year-earlier period.

Net income attributable to shareholders increased to $140.7 million in the first quarter of 2019 compared to $139.1 million in the year-earlier period. The following items impacted the comparability of the company's results:

•	restructuring, integration, and other charges of $11.7 million in 2019 and $21.2 million in 2018;

•	identifiable intangible asset amortization of $11.9 million in 2019 and $13.5 million in 2018;

•	net gain on investments of $5.3 million in 2019 and net loss on investments of $2.5 million in 2018;

•	loss on disposition of businesses, net, of $0.9 million in 2019 and $1.6 million in 2018; and

•	Impact of U.S. tax reform of $3.5 million in 2019.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2019 decreased to $158.5 million compared with $167.7 million in the year-earlier period.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies") by re-translating prior period results at current period foreign exchange rates and the impact of dispositions by adjusting the company's operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "impact of dispositions");

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, gain (loss) on investments, net, and the impact of U.S. tax reform.

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

Sales

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 30, 2019	March 31, 2018	% Change

Consolidated sales, as reported	$7,156	$6,876	4.1%
Impact of changes in foreign currencies	—	(197)
Impact of dispositions	(11)	(41)
Consolidated sales, as adjusted	$7,145	$6,638	7.6%

Global components sales, as reported	$5,192	$4,930	5.3%
Impact of changes in foreign currencies	—	(130)
Global components sales, as adjusted	$5,192	$4,800	8.2%

Global ECS sales, as reported	$1,964	$1,946	0.9%
Impact of changes in foreign currencies	—	(67)
Impact of dispositions	(11)	(41)
Global ECS sales, as adjusted	$1,953	$1,838	6.3%

Consolidated sales for the first quarter of 2019 increased by $280.4 million, or 4.1% compared with the year-earlier period. The increase for the first quarter of 2019 was driven by an increase in global components business segment sales of $262.0 million, or 5.3%, and a increase in global ECS business segment sales of $18.4 million, or 0.9%. Adjusted for the impact of changes in foreign currencies and dispositions, consolidated sales increased 7.6% for the first quarter of 2019 compared with the year-earlier period.

In the global components business segment, sales for the first quarter of 2019 increased $262.0 million, or 5.3% compared with the year-earlier period, with the growth spread across all three regions. The increase during the first quarter of 2019 is attributable to suppliers awarding additional business to the company and demand growth for lower cost commodity parts. Adjusted for the impact of changes in foreign currencies, the company's global components business segment sales increased by 8.2% for the first quarter of 2019 compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2019 increased $18.4 million, or 0.9% compared with the year-earlier period. The increase during the first quarter of 2019 is primarily attributable to demand growth in servers, infrastructure software, storage, and security. Adjusted for the impact of changes in foreign currencies and dispositions, the company's global ECS business segment sales increased 6.3% for the first quarter of 2019 compared with year-earlier period.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	March 30, 2019	March 31, 2018	% Change

Consolidated gross profit, as reported	$862	$869	(0.8)%
Impact of changes in foreign currencies	—	(29)
Impact of dispositions	(1)	(7)
Consolidated gross profit, as adjusted*	$861	$832	3.4%
Consolidated gross profit as a percentage of sales, as reported	12.0%	12.6%	(60) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.0%	12.5%	(50) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $861.7 million in the first quarter of 2019 compared with $868.9 million in the year-earlier period. Adjusted for the impact of changes in foreign currencies and dispositions, gross profit increased 3.4% in the first quarter of 2019 compared with the year-earlier period. Gross profit margins in the first quarter of 2019 decreased by approximately 60 bps compared with the year-earlier period primarily due to unfavorable product mix.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 30, 2019	March 31, 2018	% Change

Selling, general, and administrative expenses, as reported	$556	$563	(1.2)%
Depreciation and amortization, as reported	48	47	0.6%
Operating expenses, as reported	$604	$610	(1.1)%
Impact of changes in foreign currencies	—	(19)
Impact of dispositions	(1)	(8)
Operating expenses, as adjusted	$603	$583	3.4%
Operating expenses as a percentage of sales, as reported	8.4%	8.9%	(50) bps
Operating expenses as a percentage of sales, as adjusted	8.4%	8.8%	(40) bps

Selling, general, and administrative expenses decreased by $6.9 million, or 1.2% in the first quarter of 2019 on a sales increase of 4.1% compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales were 7.8% for the first quarter of 2019 compared with 8.2% in the year-earlier period.

Depreciation and amortization expense as a percentage of operating expenses was 7.9% for the first quarter of 2019 compared with 7.7% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $11.9 million for the first quarter of 2019 compared to $13.5 million in the year-earlier period. Adjusted for the impact of changes in foreign currencies and dispositions, operating expenses increased 3.4% for the first quarter of 2019 compared with the year-earlier period.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2019 Charges

The company recorded restructuring, integration, and other charges of $11.7 million for the first quarter of 2019, which includes $3.0 million related to initiatives taken by the company during 2019 to improve operating efficiencies, $1.0 million of acquisition-related expenses, and $5.6 million in charges related to relocation and other centralization efforts to maximize operating efficiencies. The restructuring and integration charge of $3.0 million for the first quarter of 2019 relates primarily to the termination of personnel.

2018 Charges

The company recorded restructuring, integration, and other charges of $21.2 million for the first quarter of 2018, which includes $11.4 million related to initiatives taken by the company during 2018 to improve operating efficiencies and acquisition-related expenses of $6.2 million. The restructuring and integration charge of $11.4 million for the first quarter of 2018 includes personnel costs of $4.5 million, facilities costs of $6.8 million, and other costs of $0.1 million.

As of March 30, 2019, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	March 30, 2019	March 31, 2018	% Change

Consolidated operating income, as reported	$246	$236	4.1%
Identifiable intangible asset amortization	12	14
Restructuring, integration, and other charges	12	21
Loss on disposition of businesses, net	1	2
Consolidated operating income, as adjusted*	$270	$272	(0.8)%
Consolidated operating income as a percentage of sales, as reported	3.4%	3.4%	flat
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.8%	4.0%	(20) bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $245.6 million, or 3.4% of sales in the first quarter of 2019 compared with operating income of $236.0 million, or 3.4% of sales in the year-earlier period. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, operating income, as adjusted, was $270.0 million, or 3.8% of sales in the first quarter of 2019 compared with operating income, as adjusted, of $272.2 million, or 4.0% of sales in the year-earlier period. Operating income, as adjusted, decreased 0.8% for the first quarter of 2019 compared with the year-earlier period, on a sales increase of 4.1% compared with the year-earlier period. Operating income, as adjusted as a percentage of sales, decreased 20 bps for the first quarter of 2019 compared with the year-earlier period.

Operating income growth was in line with sales growth for the first quarter of 2019 compared with the year-earlier period, due to the company's ability to efficiently manage operating costs. Operating margin decreases from both the global components and global ECS businesses were partially offset by lower spending from corporate.

Gain (Loss) on Investments, Net

During the first quarter of 2019 and 2018, the company recorded a gain of $5.3 million and a loss of $2.5 million related to changes in fair value of certain investments, respectively.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $52.0 million for the first quarter of 2019 compared with $45.2 million in the year-earlier period. The increase for the first quarter of 2019 was primarily due to higher average debt outstanding and an increase in variable interest rates.

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

For the first quarter of 2019, the company recorded a provision for income taxes of $53.9 million and an effective tax rate of 27.5%. The company's provision for income taxes and effective tax rate for the first quarter of 2019 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, the impact of U.S. tax reform, and gain on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2019 was 25.6%.

For the first quarter of 2018, the company recorded a provision for income taxes of $46.6 million and an effective tax rate of 25.0%. The company's provision for income taxes and effective tax rate for the first quarter of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, and loss on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2018 was 25.1%.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. The increase in the effective tax rate from 25.0% for the first quarter of 2018 to 27.5% for the first quarter of 2019 is primarily driven by the change in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	March 30, 2019	March 31, 2018

Net income attributable to shareholders, as reported	$141	$139
Identifiable intangible asset amortization*	12	13
Restructuring, integration, and other charges	12	21
Loss on disposition of businesses, net	1	2
(Gain) loss on investments, net	(5)	2
Tax effect of adjustments above	(5)	(10)
Impact of U.S. tax reform	4	—
Net income attributable to shareholders, as adjusted **	$158	$168
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest.
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $140.7 million in the first quarter of 2019 compared with $139.1 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $158.5 million for the first quarter of 2019 compared with $167.7 million in the year-earlier period.

Liquidity and Capital Resources

At March 30, 2019 and December 31, 2018, the company had cash and cash equivalents of $351.9 million and $509.3 million, respectively, of which $336.2 million and $394.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, the company would be required to pay withholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first quarter of 2019, the net amount of cash used for the company's operating activities was $329.0 million, the net amount of cash used for investing activities was $30.9 million, and the net amount of cash provided by financing activities was $180.8 million.  The effect of exchange rate changes on cash was an increase of $21.7 million.

During the first quarter of 2018, the net amount of cash used for the company's operating activities was $75.1 million, the net amount of cash used for investing activities was $336.4 million, and the net amount of cash provided by financing activities was $235.5 million.  The effect of exchange rate changes on cash was a decrease of $5.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 69.1% at March 30, 2019 and 72.1% at December 31, 2018.

The net amount of cash used for the company's operating activities during the first quarter of 2019 was $329.0 million and was primarily due to the timing of inventory purchases early in the quarter coupled with lower demand levels and slower payments by customers later in the quarter.

The net amount of cash used for the company's operating activities during the first quarter of 2018 was $75.1 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 19.6% in the first quarter of 2019 compared with 17.6% in the first quarter of 2018.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2019 was $30.9 million. The uses of cash from investing activities included $33.8 million for capital expenditures. Capital expenditures for the first quarter of 2019 are related to investments in internally developed software and website functionality related to the digital business.

The net amount of cash used for investing activities during the first quarter of 2018 was $336.4 million. The uses of cash from investing activities included $331.5 million for cash consideration paid for acquired businesses and $34.7 million for capital expenditures. The sources of cash from investing activities included $34.3 million of proceeds from the sale of businesses. Included in capital expenditures for the first quarter of 2018 was $7.4 million related to the company's ERP system. The company completed the implementation of its new ERP system during Q1 2018.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2019 was $180.8 million. The uses of cash from financing activities included $107.2 million of net payments from short-term borrowings and $53.9 million of repurchases of common stock. The sources of cash from financing activities during the first quarter of 2019 were $335.0 million of net proceeds from long-term bank borrowings and $6.9 million of proceeds from the exercise of stock options.

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

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at March 30, 2019), which is based on the company's credit ratings, or an effective interest rate of 3.56% at March 30, 2019. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at March 30, 2019. The company had $55.0 million in outstanding borrowings under the revolving credit facility at March 30, 2019. There were no outstanding borrowings under the revolving credit facility at December 31, 2018. During the first quarter of 2019 and 2018, the average daily balance outstanding under the revolving credit facility was $43.0 million and $69.4 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had $74.8 million in outstanding borrowings under this program at March 30, 2019 and no outstanding borrowings under this program at December 31, 2018. During the first quarter of 2019 and 2018, the average daily balance outstanding under the commercial paper program was $836.0 million and $664.8 million, respectively. The program had a weighted average effective interest rate of 2.98% at March 30, 2019.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the asset securitization program. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at March 30, 2019), or an effective interest rate of 2.94% at March 30, 2019. The facility fee is .40% of the total borrowing capacity. The company had $1.1 billion and $810.0 million in outstanding borrowings under the asset securitization program at March 30, 2019 and December 31, 2018, respectively.  During the first quarter of 2019 and 2018, the average daily balance outstanding under the asset securitization program was $1.1 billion and $794.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 30, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings and $180.0 million of outstanding borrowings under the uncommitted lines of credit at March 30, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted average effective interest rate of 3.49% at March 30, 2019. During the first quarter of 2019 and 2018, the average daily balance outstanding under the uncommitted lines of credit was $9.7 million and $13.6 million, respectively.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual

Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of March 30, 2019 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$311,395	$88,605
December 2018	600,000	—	600,000
Total	$1,000,000	$311,395	$688,605
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

There were no significant changes during the first quarter of 2019 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2018 (See Note B and C).

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 30, 2019 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended March 30, 2019:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 26, 2019	235,276	$72.25	235,276	$711,613
January 27 through February 23, 2019	339,126	80.84	170,749	697,966
February 24 through March 30, 2019	118,308	80.39	116,373	688,605
Total	692,710		522,398

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended March 30, 2019 is 170,312 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Form of Performance Stock Unit Award Agreement under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

10(b)	Form of Restricted Stock Unit Award Agreement under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 2, 2019	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer