Form 10-Q
period 2019-06-29
ARROW ELECTRONICS INC
filed 2019-08-01
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS INC
(Exact name of registrant as specified in its charter)

New York		11-1806155
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

9201 East Dry Creek Road		80112
Centennial	CO	(Zip Code)
(Address of principal executive offices)

(303)	824-4000
(Registrant’s telephone number, including area code)

No Changes
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the exchange on which registered
Common Stock, $1 par value	ARW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                             Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 83,140,368 shares of Common Stock outstanding as of July 25, 2019.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Sales	$7,344,548	$7,392,528	$14,500,539	$14,268,141
Cost of sales	6,529,639	6,459,708	12,823,942	12,466,377
Gross profit	814,909	932,820	1,676,597	1,801,764
Operating expenses:
Selling, general, and administrative expenses	599,212	580,388	1,155,288	1,143,357
Depreciation and amortization	46,982	46,422	94,508	93,669
Loss on disposition of businesses, net	—	—	866	1,562
Impairments (Notes D and E)	697,993	—	697,993	—
Restructuring, integration, and other charges	19,912	19,183	31,572	40,354
	1,364,099	645,993	1,980,227	1,278,942
Operating income (loss)	(549,190)	286,827	(303,630)	522,822
Equity in earnings (losses) of affiliated companies	382	517	(1,085)	(156)
Gain (loss) on investments, net	1,390	(2,563)	6,738	(5,015)
Employee benefit plan expense	1,139	1,257	2,278	2,488
Interest and other financing expense, net	51,563	60,803	103,544	105,982
Income (loss) before income taxes	(600,120)	222,721	(403,799)	409,181
Provision (benefit) for income taxes	(52,369)	51,681	1,538	98,271
Consolidated net income (loss)	(547,751)	171,040	(405,337)	310,910
Noncontrolling interests	1,215	1,125	2,894	1,901
Net income (loss) attributable to shareholders	$(548,966)	$169,915	$(408,231)	$309,009
Net income (loss) per share:
Basic	$(6.48)	$1.94	$(4.80)	$3.52
Diluted	$(6.48)	$1.92	$(4.80)	$3.48
Weighted-average shares outstanding:
Basic	84,652	87,802	85,022	87,878
Diluted	84,652	88,652	85,022	88,841

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Consolidated net income (loss)	$(547,751)	$171,040	$(405,337)	$310,910
Other comprehensive income (loss):
Foreign currency translation adjustment and other	16,021	(146,807)	20,463	(101,838)
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	(1,427)	—	4,106	—
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(6,606)	231	(6,366)	459
Employee benefit plan items, net of taxes	85	613	404	895
Other comprehensive income (loss)	8,073	(145,963)	18,607	(100,484)
Comprehensive income (loss)	(539,678)	25,077	(386,730)	210,426
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,730	(534)	2,761	(11)
Comprehensive income (loss) attributable to shareholders	$(541,408)	$25,611	$(389,491)	$210,437

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$269,989	$509,327
Accounts receivable, net	7,976,603	8,945,463
Inventories	3,596,613	3,878,678
Other current assets	267,151	274,832
Total current assets	12,110,356	13,608,300
Property, plant, and equipment, at cost:
Land	7,873	7,882
Buildings and improvements	156,124	158,712
Machinery and equipment	1,443,901	1,425,933
	1,607,898	1,592,527
Less: Accumulated depreciation and amortization	(793,981)	(767,827)
Property, plant, and equipment, net	813,917	824,700
Investments in affiliated companies	86,157	83,693
Intangible assets, net	290,236	372,644
Goodwill	2,067,499	2,624,690
Other assets	656,204	270,418
Total assets	$16,024,369	$17,784,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,245,068	$7,631,879
Accrued expenses	853,735	912,292
Short-term borrowings, including current portion of long-term debt	279,158	246,257
Total current liabilities	7,377,961	8,790,428
Long-term debt	3,157,274	3,239,115
Other liabilities	666,419	378,536
Commitments and contingencies (Note N)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2019 and 2018, respectively
Issued - 125,424 shares in both 2019 and 2018, respectively	125,424	125,424
Capital in excess of par value	1,136,649	1,135,934
Treasury stock (42,283 and 40,233 shares in 2019 and 2018, respectively), at cost	(2,139,743)	(1,972,254)
Retained earnings	5,927,104	6,335,335
Accumulated other comprehensive loss	(280,709)	(299,449)
Total shareholders’ equity	4,768,725	5,324,990
Noncontrolling interests	53,990	51,376
Total equity	4,822,715	5,376,366
Total liabilities and equity	$16,024,369	$17,784,445

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Consolidated net income (loss)	$(405,337)	$310,910
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operations:
Depreciation and amortization	94,508	93,669
Amortization of stock-based compensation	27,629	25,662
Equity in losses of affiliated companies	1,085	156
Deferred income taxes	(71,846)	12,706
Impairments	697,993	—
(Gain) loss on investments, net	(6,738)	5,015
Other	11,956	5,605
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	895,553	(73,647)
Inventories	278,142	(499,917)
Accounts payable	(1,346,176)	(240,725)
Accrued expenses	(71,394)	(516)
Other assets and liabilities	(28,956)	(123,767)
Net cash provided by (used for) operating activities	76,419	(484,849)
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	—	(331,563)
Proceeds from disposition of businesses	9,460	34,291
Acquisition of property, plant, and equipment	(81,636)	(66,551)
Other	2,940	(8,000)
Net cash used for investing activities	(69,236)	(371,823)
Cash flows from financing activities:
Change in short-term and other borrowings	(173,356)	59,613
Proceeds from long-term bank borrowings, net	118,977	759,334
Redemption of notes	—	(300,000)
Proceeds from exercise of stock options	9,622	5,985
Repurchases of common stock	(200,924)	(72,551)
Other	(147)	(156)
Net cash provided by (used for) financing activities	(245,828)	452,225
Effect of exchange rate changes on cash	(693)	4,883
Net decrease in cash and cash equivalents	(239,338)	(399,564)
Cash and cash equivalents at beginning of period	509,327	730,083
Cash and cash equivalents at end of period	$269,989	$330,519

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$125,424	$1,135,934	$(1,972,254)	$6,335,335	$(299,449)	$51,376	$5,376,366
Consolidated net income	—	—	—	140,735	—	1,679	142,414
Other comprehensive income (loss)	—	—	—	—	11,182	(648)	10,534
Amortization of stock-based compensation	—	19,090	—	—	—	—	19,090
Shares issued for stock-based compensation awards	—	(26,267)	33,198	—	—	—	6,931
Repurchases of common stock	—	—	(53,925)	—	—	—	(53,925)
Balance at March 30, 2019	$125,424	$1,128,757	$(1,992,981)	$6,476,070	$(288,267)	$52,407	$5,501,410
Consolidated net income (loss)	—	—	—	(548,966)	—	1,215	(547,751)
Other comprehensive income	—	—	—	—	7,558	515	8,073
Amortization of stock-based compensation	—	8,539	—	—	—	—	8,539
Shares issued for stock-based compensation awards	—	(647)	3,340	—	—	—	2,693
Repurchases of common stock	—	—	(150,102)	—	—	—	(150,102)
Distributions	—	—	—	—	—	(147)	(147)
Balance at June 29, 2019	$125,424	$1,136,649	$(2,139,743)	$5,927,104	$(280,709)	$53,990	$4,822,715

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017	$125,424	$1,114,167	$(1,762,239)	$5,596,786	$(124,883)	$48,685	$4,997,940
Effect of new accounting principles	—	—	—	22,354	(22,354)	—	—
Consolidated net income	—	—	—	139,094	—	776	139,870
Other comprehensive income (loss)	—	—	—	—	45,732	(255)	45,477
Amortization of stock-based compensation	—	13,043	—	—	—	—	13,043
Shares issued for stock-based compensation awards	—	(22,102)	27,099	—	—	—	4,997
Repurchases of common stock	—	—	(52,513)	—	—	—	(52,513)
Balance at March 31, 2018	$125,424	$1,105,108	$(1,787,653)	$5,758,234	$(101,505)	$49,206	$5,148,814
Consolidated net income	—	—	—	169,915	—	1,125	171,040
Other comprehensive loss	—	—	—	—	(144,304)	(1,658)	(145,962)
Amortization of stock-based compensation	—	12,619	—	—	—	—	12,619
Shares issued for stock-based compensation awards	—	(338)	1,329	—	—	—	991
Repurchases of common stock	—	—	(20,038)	—	—	—	(20,038)
Distributions	—	—	—	—	—	(157)	(157)
Balance at June 30, 2018	$125,424	$1,117,389	$(1,806,362)	$5,928,149	$(245,809)	$48,516	$5,167,307

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied either retrospectively or prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15. The adoption is not expected to be material to the consolidated financial statements.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. On January 1, 2019, the company adopted the provisions of ASU No. 2017-12 on a modified retrospective basis. The adoption of the provisions of ASU No. 2017-12 did not materially impact the company’s consolidated financial position or results of operations.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018, the FASB issued ASU No. 2018-19,  Codification Improvements to Topic 326, Financial Instruments-Credit Losses, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326), Targeted Transition Relief. These ASU’s provide supplemental guidance and clarification to ASU No. 2016-13 and must be adopted concurrently with the adoption of ASU No. 2016-13, cumulatively referred to as “Topic 326.” Topic 326 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of Topic 326.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

These ASU’s provide supplemental adoption guidance and clarification to ASU No. 2016-02, and must be adopted concurrently with the adoption of ASU No. 2016-02, cumulatively referred to as “Topic 842.”

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

Note C – Significant Accounting Policies

Except for the changes below and the impairments disclosed in Notes D and E, no material changes have been made to the company’s significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 7, 2019, for the year ended December 31, 2018.

Leases

The company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the company’s leases are classified as operating leases. The company has determined that operating lease right-of-use assets will be recorded to “Other assets” and lease liabilities will be recorded to “Other liabilities” and “Accrued expenses” in the consolidated balance sheets. Lease expense will be recorded to “Selling, general, and administrative expenses” in the consolidated statements of operations. Operating lease payments will be recorded to “Operating cash flows” in the consolidated statements of cash flows.

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

Note D – Impairment of Long-Lived Assets

The company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74,908 to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019. The company also recorded $6,910 in impairment charges related to various other fixed assets in the second quarter of 2019, unrelated to the personal computer and mobility asset disposition business.

Note E – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

During the second quarter of 2019, as a result of the company’s downward revision of forecasted future earnings previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019 and the decision to wind down the company’s personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis related to the Americas components reporting

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

unit resulted in partial goodwill impairment charge of $509,000 ($457,806 net of tax) with $601,336 of goodwill remaining in the reporting unit and full impairment of $61,175 ($61,175 net of tax) within the Asia-Pacific reporting unit.
The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusion as of June 29, 2019 for the Americas components reporting unit is highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. As the Americas components reporting unit has 0% excess fair value over the carrying value of the reporting unit, the remaining $601,336 of goodwill is susceptible to future period impairments. For example, a 100 basis point decrease in forecasted gross profit margin could result in a full impairment of the remaining $601,336 of goodwill, absent other inputs improving. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2018 (a)	$1,437,501	$1,187,189	$2,624,690
Impairments and dispositions	(570,175)	(1,386)	(571,561)
Foreign currency translation adjustment	16,823	(2,453)	14,370
Balance as of June 29, 2019 (b)	$884,149	$1,183,350	$2,067,499

(a)
The total carrying value of goodwill as of December 31, 2018 in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions (“ECS”) business segment.

(b)
The total carrying value of goodwill as of June 29, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions (“ECS”) business segment.

Intangible assets, net, are comprised of the following as of June 29, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10 years	$443,223	$(225,446)	$217,777
Developed technology	5 years	1,940	(1,035)	905
Amortizable trade name	8 years	76,407	(4,853)	71,554
		$521,570	$(231,334)	$290,236

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

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101,000. As a result of the company’s decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite. The company will begin amortizing these trade names over their estimated remaining useful lives. The trade names were tested for impairment during the second quarter as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55,000 using the relief from royalty method and recorded a non-cash impairment charge of $46,000 ($34,653 net of tax). The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade names as integration to the Arrow brand occurs over the estimated remaining useful lives.

During the second quarter of 2019 and 2018, the company recorded amortization expense related to identifiable intangible assets of $11,413 and $11,955, respectively. During the first six months of 2019 and 2018, amortization expense related to identifiable intangible assets was $23,343 and $25,475, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and several interests ranging from 19% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	June 29, 2019	December 31, 2018
Marubun/Arrow	$75,532	$73,253
Other	10,625	10,440
	$86,157	$83,693

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Marubun/Arrow	$227	$1,483	$1,453	$2,574
Other	155	(966)	(2,538)	(2,730)
	$382	$517	$(1,085)	$(156)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At June 29, 2019 and December 31, 2018, the company’s pro-rata share of this debt was approximately $6,800 and $2,860, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 29, 2019	December 31, 2018
Accounts receivable	$8,045,924	$9,021,051
Allowances for doubtful accounts	(69,321)	(75,588)
	$7,976,603	$8,945,463

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers, which are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	June 29, 2019	December 31, 2018
6.00% notes, due 2020	$209,234	$—
Borrowings on lines of credit	—	180,000
Other short-term borrowings	69,924	66,257
	$279,158	$246,257

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 3.68% and 2.49% at June 29, 2019 and December 31, 2018, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings and $180,000 of outstanding borrowings under the uncommitted lines of credit at June 29, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 3.36% and 3.39% at June 29, 2019 and December 31, 2018, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at June 29, 2019 and December 31, 2018. The program had a weighted-average effective interest rate of 2.96% and 2.93% at June 29, 2019 and December 31, 2018, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	June 29, 2019	December 31, 2018
Asset securitization program	$930,000	$810,000
6.00% notes, due 2020	—	209,147
5.125% notes, due 2021	130,618	130,546
3.50% notes, due 2022	347,684	347,288
4.50% notes, due 2023	297,882	297,622
3.25% notes, due 2024	494,564	494,091
4.00% notes, due 2025	346,062	345,762
7.50% senior debentures, due 2027	109,817	109,776
3.875% notes, due 2028	494,368	494,095
Other obligations with various interest rates and due dates	6,279	788
	$3,157,274	$3,239,115

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value, using quoted market prices, is as follows:

	June 29, 2019	December 31, 2018
6.00% notes, due 2020	$214,500	$214,500
5.125% notes, due 2021	135,500	134,500
3.50% notes, due 2022	356,000	345,000
4.50% notes, due 2023	315,000	303,500
3.25% notes, due 2024	500,500	467,000
4.00% notes, due 2025	359,000	340,500
7.50% senior debentures, due 2027	133,500	128,000
3.875% notes, due 2028	495,500	458,500

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at June 29, 2019), which is based on the company’s credit ratings, or an effective interest rate of 3.50% at June 29, 2019. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at June 29, 2019. The company had no outstanding borrowings under the revolving credit facility at June 29, 2019 and December 31, 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the asset securitization program, which matures in June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at June 29, 2019), or an effective interest rate of 2.90% at June 29, 2019. The facility fee is .40% of the total borrowing capacity.

At June 29, 2019 and December 31, 2018, the company had $930,000 and $810,000, respectively, in outstanding borrowings under the asset securitization program, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

collateralized accounts receivable of approximately $2,413,243 and $2,754,400, respectively, were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 29, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Interest and other financing expense, net, includes interest and dividend income of $14,492 and $28,537 for the second quarter and first six months of 2019, respectively. Interest and other financing expense, net, includes interest and dividend income of $11,303 and $20,557 for the second quarter and first six months of 2018, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 29, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$22,120	$—	$—	$22,120
Equity investments (b)	Other assets	42,637	—	—	42,637
Interest rate swaps	Other liabilities	—	(9,168)	—	(9,168)
Foreign exchange contracts	Other current assets/ other assets	—	13,122	—	13,122
Foreign exchange contracts	Accrued expenses	—	(2,950)	—	(2,950)
		$64,757	$1,004	$—	$65,761

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$22,883	$—	$—	$22,883
Equity investments (b)	Other assets	38,045	—	—	38,045
Interest rate swaps	Other liabilities	—	(589)	—	(589)
Foreign exchange contracts	Other current assets	—	4,163	—	4,163
Foreign exchange contracts	Accrued expenses	—	(2,384)	—	(2,384)
		$60,928	$1,190	$—	$62,118

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $8 and $1,842 for the second quarter and six months ended June 29, 2019, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized loss of $4,633 and $7,288 for the second quarter and six months ended June 30, 2018, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill, identifiable intangible assets, and long-lived assets (see Notes D and E). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive income.”

As of June 29, 2019 and December 31, 2018, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300,000. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company's 6% notes due to mature in April 2020. The fair value of the 2019 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in “Accumulated other comprehensive income (loss)” and will be reclassified into income over the life of the anticipated debt issuance. Losses of $6,849 related to the 2019 swaps were recorded in other comprehensive income (loss), net of taxes, for the second quarter of 2019.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Canadian Dollar, Indian Rupee, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates related to these transactions.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at June 29, 2019 and December 31, 2018 was $941,093 (inclusive of foreign exchange contracts designated as a net investment hedge) and $607,747, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations and were not material for the second quarter and first six months of 2019 and 2018.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first quarter of 2019, the company entered into a series of foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below:

Maturity Date	Notional Amount
March 2023	EUR 50,000
September 2024	EUR 50,000
April 2025	EUR 100,000
January 2028	EUR 100,000
Total	EUR 300,000

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company’s net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges will be recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive loss” in the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness will be included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The gains (losses) recorded in CTA within other comprehensive income (loss) related to net investment hedges were $224 and $6,816 for the second quarter and six months ended June 29, 2019, net of taxes, respectively. For the second quarter and six months ended June 29, 2019 gains of $2,192 and $3,598 for outstanding net investment hedges were reclassified from CTA to “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gain (Loss) Recognized in Income
Foreign exchange contracts	$774	$6,260	$4,263	$518
Interest rate swaps	(322)	(308)	(641)	(611)
Total	$452	$5,952	$3,622	$(93)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts	$1,294	$(58)	$7,247	$(1,135)
Interest rate swaps	(6,849)	—	(6,849)	—
Total	$(5,555)	$(58)	$398	$(1,135)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Restructuring and integration charges - current period actions	$5,071	$8,798	$8,078	$20,230
Restructuring and integration charges - actions taken in prior periods	1,424	2,931	1,363	4,280
Other charges	13,417	7,454	22,131	15,844
	$19,912	$19,183	$31,572	$40,354

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $13,516 and $25,829 at June 29, 2019 and December 31, 2018, respectively. A transition adjustment of $9,968 was recorded on January 1, 2019 to reclassify restructuring and integration accruals for facilities costs by adjusting the related lease right-of-use assets recorded upon adoption of ASU No. 2016-02, Topic 842. During the six months ended June 29, 2019, the company made $11,977 of payments related to restructuring and integration accruals. Substantially all amounts accrued at June 29, 2019 and all restructuring and integration charges for the six months ending June 29, 2019 relate to the termination of personnel. All amounts accrued at June 29, 2019 are expected to be spent in cash within two years.

Other Charges

Included in restructuring, integration, and other charges for the second quarter and the first six months of 2019 are other expenses of $13,417 and $22,131, respectively. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the second quarter and six months ended June 29, 2019:

•
acquisition-related charges for the second quarter and first six months of $223 and $1,245, respectively, related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years.

•	relocation and other charges associated with centralization efforts to maximize operating efficiencies for the second quarter and first six months of $3,174 and $8,733, respectively.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2018 are other expenses of $7,454 and $15,844, respectively. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the second quarter and six months ended June 30, 2018:

•
acquisition related charges for the second quarter and first six months of $1,384 and $7,538, respectively, related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years.

As previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019, the company has also initiated separate and distinct actions to reduce its annual operating expenses, which are expected to generate approximately $130,000 in annualized cost savings. Substantially all of these actions will be completed by the end of 2019. The company expects to recognize approximately $45,000 in cash severance costs as well as approximately $4,000 in other non-cash asset impairments and approximately $10,000 in cash contract termination costs. Substantially all of the severance, assets impairments, and termination costs are expected to be recognized in the third quarter of 2019.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income (loss) attributable to shareholders	$(548,966)	$169,915	$(408,231)	$309,009
Weighted-average shares outstanding - basic	84,652	87,802	85,022	87,878
Net effect of various dilutive stock-based compensation awards	—	850	—	963
Weighted-average shares outstanding - diluted	84,652	88,652	85,022	88,841
Net income (loss) per share:
Basic	$(6.48)	$1.94	$(4.80)	$3.52
Diluted (a)	$(6.48)	$1.92	$(4.80)	$3.48

(a)
As the company reported a net loss attributable to shareholders for the second quarter and first six months of 2019, basic and diluted net loss per share attributable to shareholders are the same. Stock-based compensation awards for the issuance of 915 and 515 shares for the second quarter and first six months of 2018, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note L - Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2033. Substantially all leases are classified as operating leases. During the second quarter and first six months of 2019, the company recorded operating lease cost of $23,264 and $49,990, respectively.

The following amounts were recorded in the consolidated balance sheets at June 29, 2019:

June 29, 2019
Operating Leases
Right-of-use asset	$312,975

Lease liability - current	52,792
Lease liability - non-current	311,075
Total operating lease liabilities	$363,867

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Maturities of operating lease liabilities at June 29, 2019 were as follows:

June 29, 2019
2019	$47,470
2020	76,683
2021	60,112
2022	47,123
2023	36,713
Thereafter	158,150
Total lease payments	426,251
Less imputed interest	(62,384)
Total	$363,867

Other information pertaining to leases consists of the following:

June 29, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$57,791
Right-of-use assets obtained in exchange for operating lease obligations	37,957

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	8
Weighted-average discount rate	5.2%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note M – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$15,560	$(146,203)	$20,836	$(99,803)
Amounts reclassified into income	(54)	1,055	(240)	(123)
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	224	—	6,816	—
Amounts reclassified into income	(1,651)	—	(2,710)	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	(6,849)	—	(6,849)	—
Amounts reclassified into income	243	231	483	459
Employee Benefit Plan Items, Net:
Amounts reclassified into income	85	613	404	895
Other:
Retained earnings adjustment (b)	—	—	—	(22,354)
Net change in Accumulated other comprehensive income (loss)	$7,558	$(144,304)	$18,740	$(120,926)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $9,079 and $780 for the second quarter and first six months of 2019 and $14,774 and $2,850 for the second quarter and first six months 2018, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from “Accumulated other comprehensive income” to “Retained earnings” in accordance with ASU No. 2018-02 and ASU No. 2016-01.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of June 29, 2019:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	61,463	538,537
Total	$1,000,000	$461,463	$538,537

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note N – Contingencies

Environmental Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle’s indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. As part of the settlement agreement, the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

Accruals for environmental liabilities are included in “Accrued expenses” and “Other liabilities” in the company’s consolidated balance sheets. The company has determined that there is no amount within the environmental liability range that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Approximately $6,600 was spent to date and the company currently anticipates no additional investigative and related expenditures. The nature and scope of subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,800 and $10,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”) in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system (“HCS”) was installed to capture and treat groundwater before it moves into the adjacent offsite area. In September 2013, the DTSC approved the final Remedial Action Plan (“RAP”) and work is currently progressing under the RAP. The approved RAP included the potential for additional remedial action after the five year review of the HCS if the review found that contaminants were not sufficiently reduced in the offsite area. The HCS five year review submitted to DTSC in December 2016 identified significant reductions in contaminants offsite except in a key area identified in the RAP. This exception triggered the need for additional offsite remediation that began in 2018.

Approximately $72,200 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $8,500 to $19,200. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Components:
Americas	$1,876,799	$1,937,882	$3,783,828	$3,734,580
EMEA (a)	1,415,888	1,447,972	2,919,254	2,926,358
Asia/Pacific	1,978,248	1,898,510	3,759,780	3,553,358
Global components	$5,270,935	$5,284,364	$10,462,862	$10,214,296

ECS:
Americas	$1,372,456	$1,387,034	$2,573,363	$2,582,445
EMEA (a)	701,157	721,130	1,464,314	1,471,400
Global ECS	$2,073,613	$2,108,164	$4,037,677	$4,053,845
Consolidated (b)	$7,344,548	$7,392,528	$14,500,539	$14,268,141

(a)	Defined as Europe, the Middle East, and Africa.

(b)
Includes sales related to the United States of $2,902,393 and $5,684,428 for the second quarter and first six months of 2019 and $2,968,469 and $5,618,137 for the second quarter and first six months of 2018, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating income (loss):
Global components (c)	$(561,878)	$253,840	$(327,346)	$483,386
Global ECS	98,388	109,417	185,106	193,223
Corporate (d)	(85,700)	(76,430)	(161,390)	(153,787)
Consolidated	$(549,190)	$286,827	$(303,630)	$522,822

(c)
Global components operating income includes impairments of $697,993 for the second quarter and first six months of 2019. Also included is a non-recurring charge of $20,114 in the second quarter of 2019 related to a subset of inventory held by its digital business and a non-recurring charge of $15,851 related to the receivables and inventory of its financing solutions business. The company has made the decision to narrow its digital inventory offerings and will no longer provide notes to its components customers.

(d)
Includes restructuring, integration, and other charges of $19,912 and $31,572 for the second quarter and first six months of 2019 and $19,183 and $40,354 for the second quarter and first six months of 2018, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	June 29, 2019	December 31, 2018
Global components	$10,644,553	$11,425,579
Global ECS	4,571,761	5,632,102
Corporate	808,055	726,764
Consolidated	$16,024,369	$17,784,445

Net property, plant, and equipment, by geographic area, is as follows:

	June 29, 2019	December 31, 2018
Americas (e)	$630,645	$673,228
EMEA	132,722	110,996
Asia/Pacific	50,550	40,476
Consolidated	$813,917	$824,700

(e)	Includes net property, plant, and equipment related to the United States of $627,908 and $670,201 at June 29, 2019 and December 31, 2018, respectively.

Note P – Income Taxes

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Provision (benefit) at statutory tax rate	$(126,025)	$46,771	$(84,798)	$85,928
State taxes, net of federal benefit	(11,533)	3,732	(7,504)	7,984
International effective tax rate differential	3,238	(758)	8,217	2,798
U.S. Tax on foreign earnings	4,953	2,592	9,880	8,213
Changes in tax accruals	902	306	920	1,293
Tax credits	(1,971)	(1,868)	(4,001)	(3,737)
Non-deductible portion of impairment of goodwill	76,153	—	76,153	—
Tax Act's impact on deferred taxes (a)	—	—	—	(4,340)
Other	1,914	906	2,671	132
Provision (benefit) for income taxes	(52,369)	51,681	1,538	98,271

(a)	Tax benefit related to the net change in deferred tax liabilities stemming from the U.S. federal government enacting tax legislation reducing the U.S. federal tax rate from 35% to 21%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the first six months of 2019, approximately 72% of the company’s sales were from the global components business segment and approximately 28% of the company’s sales were from the global ECS business segment.

The company’s financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach.

Executive Summary

Consolidated sales for the second quarter and first six months of 2019 decreased by 0.6% and increased by 1.6%, respectively, compared with the year-earlier periods. The decrease for the second quarter of 2019 was driven by a decrease in global ECS business segment sales of 1.6%. The increase for the first six months of 2019 was driven by an increase in the global components business segment sales of 2.4%. Adjusted for the change in foreign currencies, dispositions, and the wind down, consolidated sales increased 1.9% and 4.9% for the second quarter and first six months of 2019, respectively, compared with the year-earlier periods.

The company committed to a plan to close the company’s personal computer and mobility asset disposition business, whose past results have been included as part of the global components business, in the United States and most other countries in which this business operates. The company initiated the process of making its employees aware of the decision beginning on July 15, 2019. The Company is also proposing to close this business in Sweden, Belgium, and the United Kingdom but will start the consultative process with employees’ representatives.

As a result of winding down the personal computer and mobility asset disposition business, the company expects to incur charges of approximately $115.0 million. These charges were incurred primarily in the second quarter of its fiscal year 2019, with the remaining amounts expected to be incurred throughout the second half of 2019 and first half of 2020. The charges include $74.9 million non-cash impairment of certain long-lived and intangible assets and an estimated $40.0 million future cash expenditures primarily related to personnel and other exit and disposal costs. The company expects that operations will cease and the remaining wind down of the personal computer and mobility asset disposition business will be substantially complete by the end of 2019.

The company recorded a non-cash charge of $20.1 million in the second quarter of 2019, primarily related to a subset of inventory held by its digital business within global components. The company has made the decision to narrow its digital inventory offerings and will dispose of its existing inventory of these products and does not expect to fully realize their carrying values.

The company recorded a non-cash charge of $15.9 million in the second quarter of 2019 related to the receivables and inventory of its AFS business within global components. This business provided financing in the form of notes to start-ups as a strategy to capture new business opportunities. The company has decided that it will no longer provide notes to its components customers. The company expects that this decision will adversely impact the ability of the customers to repay their notes and trade receivables. Accordingly, the company has recorded reserves on the receivables and on customer specific inventory for which the company has no alternative use.

Net income attributable to shareholders decreased to $(549.0) million and $(408.2) million in the second quarter and first six months of 2019, respectively, compared to $169.9 million and $309.0 million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Second quarters of 2019 and 2018:

•	goodwill and other impairments of $623.1 million in 2019;

•	losses from wind down of business of $104.2 million, inclusive of $74.9 million of impairments of long-lived assets in 2019, and losses from wind down of business of $9.5 million in 2018;

•	Digital inventory reserve of $20.1 million in 2019;

•	Arrow Financing Solutions (“AFS”) notes receivables and inventory reserve of $15.9 million in 2019;

•	restructuring, integration, and other charges (excluding the impact of wind down) of $19.9 million in 2019 and $11.7 million in 2018;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $8.7 million in 2019 and $9.2 million in 2018; and

•	net gain on investments of $1.4 million in 2019 and net loss on investments of $2.6 million in 2018.

First six months of 2019 and 2018:

•	goodwill and other impairments of $623.1 million in 2019;

•	losses from wind down of business of $114.4 million, inclusive of $74.9 million of impairments of long-lived assets in 2019, losses from of wind down of business of $14.8 million in 2018;

•	Digital inventory reserve of $20.1 million in 2019;

•	AFS notes receivables and inventory reserve of $15.9 million in 2019;

•	restructuring, integration, and other charges (excluding the impact of wind down) of $31.0 million in 2019 and $28.6 million in 2018;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $17.8 million in 2019 and $19.9 million in 2018;

•	Impact of U.S. tax reform of $3.5 million in 2019;

•	net gain on investments of $6.7 million in 2019 and net loss on investments of $5.0 million in 2018; and

•	loss on disposition of businesses, net, of $0.9 million in 2019 and $1.6 million in 2018.

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2019 decreased to $136.6 million and $300.3 million, respectively, compared with $194.1 million and $360.1 million in the year-earlier periods.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•
Sales, gross profit, and operating expenses as adjusted for the impact of changes in foreign currencies (referred to as “impact of changes in foreign currencies”) by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company’s operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as “impact of dispositions”), the impact of the company's personal computer and mobility asset disposition business (referred to as “impact of wind down”), the impact of inventory reserves related to the digital business (referred to as “impact of digital inventory reserve”), and the impact of the notes receivable and inventory reserve related to the AFS business (referred to as “AFS notes receivable reserve” and “AFS inventory reserve,” respectively).

•
Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable and inventory reserves, digital inventory reserves, the impact of non-cash charges related to goodwill, trade names, and property, plant and equipment, and the impact of wind down.

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable and inventory reserve, digital inventory reserve, the impact of non-cash charges related to goodwill, trade names, and property, plant and equipment, the impact of wind down, and the impact of U.S. tax reform.

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance, especially when comparing results with previous periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change

Consolidated sales, as reported*	$7,345	$7,393	(0.6)%	$14,501	$14,268	1.6%
Impact of changes in foreign currencies	—	(148)		—	(344)
Impact of dispositions and wind down	(78)	(113)		(172)	(262)
Consolidated sales, as adjusted*	$7,267	$7,132	1.9%	$14,328	$13,662	4.9%

Global components sales, as reported*	$5,271	$5,284	(0.3)%	$10,463	$10,214	2.4%
Impact of changes in foreign currencies	—	(100)		—	(230)
Impact of wind down	(78)	(100)		(161)	(208)
Global components sales, as adjusted*	$5,193	$5,084	2.1%	$10,302	$9,777	5.4%

Global ECS sales, as reported*	$2,074	$2,108	(1.6)%	$4,038	$4,054	(0.4)%
Impact of changes in foreign currencies	—	(48)		—	(115)
Impact of dispositions	—	(13)		(11)	(54)
Global ECS sales, as adjusted	$2,074	$2,047	1.3%	$4,027	$3,885	3.6%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2019 decreased by $48.0 million, or 0.6%, and increased by $232.4 million, or 1.6%, respectively, compared with the year-earlier period. The decrease for the second quarter of 2019 was driven by a decrease in global ECS business segment sales of $34.6 million, or 1.6%. The increase for the first six months of 2019 was driven by an increase in global components business segment sales of $248.6 million, or 2.4%. Adjusted for the impact of changes in foreign currencies and dispositions and wind down, consolidated sales increased 1.9% and 4.9% for the second quarter and first six months of 2019, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2019 decreased by $13.4 million, or 0.3%, and increased by $248.6 million, or 2.4%, respectively, compared with the year-earlier periods, with growth for the six month period primarily in the Asia region. Adjusted for the impact of changes in foreign currencies and wind down, the company’s global components business segment sales increased by 2.1% and 5.4% for the second quarter and first six months of 2019 compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2019 decreased $34.6 million, or 1.6%, and decreased $16.2 million, or 0.4%, respectively, compared with the year-earlier periods. The decreases during the second quarter and first six months of 2019 are primarily attributable to falling demand in storage and proprietary servers offset by growth in security and software. Adjusted for the impact of changes in foreign currencies and dispositions, the company’s global ECS business segment sales increased 1.3% and 3.6% for the second quarter and first six months of 2019, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change

Consolidated gross profit, as reported	$815	$933	(12.6)%	$1,677	$1,802	(6.9)%
Impact of changes in foreign currencies	—	(22)		—	(52)
Impact of dispositions and wind down	4	(19)		(5)	(46)
Digital and AFS inventory reserve	22	—		22	—
Consolidated gross profit, as adjusted	$841	$892	(5.6)%	$1,694	$1,704	(0.6)%
Consolidated gross profit as a percentage of sales, as reported	11.1%	12.6%	(150) bps	11.6%	12.6%	(100) bps
Consolidated gross profit as a percentage of sales, as adjusted	11.6%	12.5%	(90) bps	11.8%	12.5%	(70) bps

The company recorded gross profit of $814.9 million and $1.68 billion in the second quarter and first six months of 2019, respectively, compared with $932.8 million and $1.80 billion in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, dispositions, and the digital and AFS inventory reserve, gross profit decreased 5.6% and 0.6% in the second quarter and first six months of 2019 compared with the year-earlier periods. Gross profit margins in the second quarter and first six months of 2019, as adjusted, decreased by approximately (90) bps and (70) bps, respectively, compared with the year-earlier periods primarily due to a shift in customer mix.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change

Selling, general, and administrative expenses, as reported	$599	$580	3.2%	$1,155	$1,143	1.0%
Depreciation and amortization, as reported	47	46	1.2%	95	94	0.9%
Operating expenses, as reported*	$646	$627	3.1%	$1,250	1,237	1.0%
Impact of changes in foreign currencies	—	(15)		—	(34)
Impact of dispositions and wind down	(25)	(21)		(44)	(50)
AFS notes receivable reserve	(14)	—		(14)	—
Operating expenses, as adjusted*	$607	$591	2.7%	$1,192	1,154	3.3%
Operating expenses as a percentage of sales, as reported	8.8%	8.5%	30 bps	8.6%	8.7%	(10) bps
Operating expenses as a percentage of sales, as adjusted	8.4%	8.3%	10 bps	8.3%	8.4%	(10) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $18.8 million, or 3.2%, and $11.9 million, or 1.0%, respectively, in the second quarter and first six months of 2019 on a sales decrease of 0.6% and increase of 1.6% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.2% and 8.0% for the second quarter and first six months of 2019, respectively, compared with 7.9% and 8.0% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 7.3% and 7.6% for the second quarter and first six months of 2019, respectively, compared with 7.4% and 7.6% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $11.4 million and $23.3 million for the second quarter and first six months of 2019, respectively, compared to $12.0 million and $25.5 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, dispositions, and AFS write downs of notes receivables, operating expenses increased 2.7% and 3.3% for the second quarter and first six months of 2019 compared with the year-earlier periods.

Impairments

During the second quarter of fiscal year 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74.9 million to write-down certain assets to estimated fair value.

During the second quarter of 2019, as a result of the company’s downward revision of forecasted future earnings previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019 and the decision to wind down the company’s personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis related to the Americas components reporting unit resulted in partial goodwill impairment charge of $509.0 million ($457.8 million net of tax) with $601.3 million of goodwill remaining in the reporting unit and full impairment of $61.2 million ($61.2 million net of tax) within the Asia-Pacific reporting unit.
The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusion as of June 29, 2019 for the Americas components reporting unit is highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. As the Americas components reporting unit has 0% excess fair value over the carrying value of the reporting unit, the remaining $601.3 million of goodwill is susceptible to future period impairments. For example, a 100 basis point decrease in forecasted gross profit margin could result in a full impairment of the remaining $601.3 million of goodwill, absent other inputs improving. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101.0 million. As a result of the company’s decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite. The company will begin amortizing these trade names over their estimated remaining useful life. The trade names were tested for impairment during the second quarter as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55.0 million using the relief from royalty method and recorded a non-cash impairment charge of $46.0 million ($34.7 million net of tax). The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade name as integration to the Arrow brand occurs over the estimated remaining useful life.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company’s continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations.

2019 Charges

The company recorded restructuring, integration, and other charges of $19.9 million and $31.6 million for the second quarter and first six months of 2019, respectively, which includes $5.1 million and $8.1 million related to initiatives taken by the company during 2019, to improve operating efficiencies, $0.2 million and $1.2 million of acquisition-related expenses, and $3.2 million and $8.7 million, respectively, in charges related to relocation and other centralization efforts to maximize operating efficiencies. The restructuring and integration charge of $5.1 million and $8.1 million for the second quarter and first six months of 2019, respectively, relates primarily to the termination of personnel.

2018 Charges

The company recorded restructuring, integration, and other charges of $19.2 million and $40.4 million for the second quarter and first six months of 2018, which includes $8.8 million and $20.2 million related to initiatives taken by the company during 2018 to improve operating efficiencies and acquisition-related expenses of $1.4 million and $7.5 million, respectively. The restructuring and integration charges of $8.8 million and $20.2 million for the second quarter and first six months of 2018 include personnel costs of $6.0 million and $10.5 million, facilities costs of $2.8 million and $9.6 million, and other costs of $0.1 million and $0.2 million, respectively.

As of June 29, 2019, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change

Consolidated operating income (loss), as reported	$(549)	$287	(291.5)%	$(304)	$523	(158.1)%
Identifiable intangible asset amortization**	9	9		18	20
Restructuring, integration, and other charges**	20	12		31	29
Loss on disposition of businesses, net	—	—		1	2
AFS notes receivable and inventory reserve	16	—		16	—
Digital inventory reserve	20	—		20	—
Goodwill and other impairments	623	—		623	—
Impact of wind down**	104	9		114	15
Consolidated operating income, as adjusted*	$243	$317	(23.5)%	$520	$588	(11.6)%
Consolidated operating income as a percentage of sales, as reported	(7.5)%	3.9%	(1140) bps	(2.1)%	3.7%	(580) bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.3%	4.3%	(100) bps	3.6%	4.1%	(50) bps
*     The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.
**    Amounts presented for restructuring, integration, and other charges, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down.

The company recorded an operating loss of $549.2 million, or 7.5% of sales, and an operating loss of $303.6 million, or 2.1% of sales, in the second quarter and first six months of 2019, respectively, compared with operating income of $286.8 million, or 3.9% of sales, and $522.8 million, or 3.7% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, AFS notes receivables and inventory reserves, Digital inventory reserves, impairments of goodwill and other long-lived assets, the impact of the wind down, and loss on disposition of businesses, net, operating income, as adjusted, was $242.7 million, or 3.3% of sales, and $519.5 million, or 3.6% of sales, in the second quarter and first six months of 2019, respectively, compared with operating income, as adjusted, of $317.1 million, or 4.3% of sales, and $587.6 million, or 4.1% of sales, in the year-earlier periods. Operating income, as adjusted, decreased 23.5% and 11.6% for the second quarter and first six months of 2019, respectively, compared with the year-earlier periods, on a sales decrease of 0.6% and a sales increase of 1.6% compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, decreased (100) bps and (50) bps for the second quarter and first six months of 2019, respectively, compared with the year-earlier periods primarily due to a shift in customer mix.

The company has initiated separate and distinct actions to reduce its annual operating expenses, which are expected to generate approximately $130.0 million in annualized cost savings. Substantially all of the cost actions will be completed by the end of 2019. The company expects to recognize approximately $45.0 million in costs related to cash severance as well as approximately $4.0 million in other non-cash asset impairments and approximately $10.0 million in cash contract termination costs. Substantially all of the severance, assets impairments, and termination costs are expected to be recognized in the third quarter of 2019.

Gain (Loss) on Investments, Net

During the second quarter and first six months of 2019, the company recorded a gain of $1.4 million and $6.7 million, respectively, compared to a loss of $2.6 million and $5.0 million, in the year-earlier periods. The changes related to changes in fair value of certain investments.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $51.6 million and $103.5 million for the second quarter and first six months of 2019, respectively, compared with $60.8 million and $106.0 million in the year-earlier periods. The decrease for the second quarter and first six months of 2019 was primarily due to lower average debt outstanding, an increase in interest and dividend income, offset partially by an increase in variable interest rates. The increase in interest and dividend income is attributable to an increase in the average cash balances with the company's cash pooling arrangements.

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

For the second quarter and first six months of 2019, the company recorded a benefit for income taxes of $52.4 million, an effective tax rate of 8.7%, and a provision for income taxes of $1.5 million, an effective tax rate of 0.4%, respectively. The company’s provision for income taxes and effective tax rate for the second quarter and first six months of 2019 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, the impact of U.S. tax reform, gain on investments, AFS write downs, digital write downs, impairments of goodwill and other long-lived assets, and impact of the wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the second quarter and first six months of 2019 was 27.5% and 26.5%, respectively.

For the second quarter and first six months of 2018, the company recorded a provision for income taxes of $51.7 million, an effective tax rate of 23.2%, and $98.3 million, an effective tax rate of 24.0%, respectively. The company’s provision for income taxes and effective tax rate for the second quarter and first six months of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, loss on investments, and impact of the wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the second quarter and first six months of 2018 was 23.6% and 24.4%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 23.2% for the second quarter of 2018 to 8.7% for the second quarter of 2019 is primarily driven by the impairment of intangible assets, change in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net income (loss) attributable to shareholders, as reported	$(549)	$170	$(408)	$309
Identifiable intangible asset amortization*	8	9	17	19
Restructuring, integration, and other charges*	20	12	31	29
Loss on disposition of businesses, net	—	—	1	2
(Gain) loss on investments, net	(1)	3	(7)	5
AFS notes receivable and inventory reserve	16	—	16	—
Digital inventory reserve	20	—	20	—
Goodwill and other impairments	623	—	623	—
Impact of wind-down*	104	10	115	15
Tax effect of adjustments above	(105)	(9)	(111)	(18)
Impact of U.S. tax reform	—	—	4	—
Net income attributable to shareholders, as adjusted **	$137	$194	$300	$360
* Amounts presented for restructuring, integration, and other charges, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down. Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded a net loss attributable to shareholders of $549.0 million and $408.2 million in the second quarter and first six months of 2019 compared with net income attributable to shareholders of $169.9 million and $309.0 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $136.6 million and $300.3 million for the second quarter and first six months of 2019, respectively, compared with $194.1 million and $360.1 million in the year-earlier periods primarily due to a shift in customer mix.

Liquidity and Capital Resources

At June 29, 2019 and December 31, 2018, the company had cash and cash equivalents of $270.0 million and $509.3 million, respectively, of which $247.4 million and $394.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company’s current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company’s operations in the United States, the company would be required to pay withholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first six months of 2019, the net amount of cash provided by the company’s operating activities was $76.4 million, the net amount of cash used for investing activities was $69.2 million, and the net amount of cash used for financing activities was $245.8 million.  The effect of exchange rate changes on cash was a decrease of $0.7 million.

During the first six months of 2018, the net amount of cash used for the company’s operating activities was $484.8 million, the net amount of cash used for investing activities was $371.8 million, and the net amount of cash provided by financing activities was $452.2 million.  The effect of exchange rate changes on cash was an increase of $4.9 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 72.2% at June 29, 2019 and 72.1% at December 31, 2018.

The net amount of cash provided by the company’s operating activities during the first six months of 2019 was $76.4 million and was primarily due to a decrease in inventory purchased, the timing of payments and an increase in earnings from operations adjusted for non-cash items.

The net amount of cash used for the company’s operating activities during the first six months of 2018 was $484.8 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 18.1% in the second quarter of 2019 compared with 18.1% in the second quarter of 2018.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2019 was $69.2 million. The uses of cash from investing activities included $81.6 million for capital expenditures and the sources of cash from investing activities included $9.5 million of proceeds from the sale of businesses. Capital expenditures for the first six months of 2019 are related to investments in internally developed software and website functionality related to the digital business and the build out of a new distribution center within the EMEA region.

The net amount of cash used for investing activities during the first six months of 2018 was $371.8 million. The uses of cash from investing activities included $331.6 million for cash consideration paid for acquired businesses and $66.6 million for capital expenditures. The sources of cash from investing activities included $34.3 million of proceeds from the sale of businesses. Capital expenditures for the first six months of 2018 are related to the company’s new enterprise resource planning (“ERP”) system, relocation and infrastructure upgrades of the company’s data centers, and continued development of online Digital and Cloud capabilities.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2019 was $245.8 million. The uses of cash from financing activities included $173.4 million of net payments from short-term borrowings and $200.9 million of repurchases of common stock. The sources of cash from financing activities during the first six months of 2019 were $119.0 million of net proceeds from long-term bank borrowings and $9.6 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during the first six months of 2018 was $452.2 million. The uses of cash from financing activities included $300.0 million of payments for the redemption of notes and $72.6 million of repurchases of common stock. The sources of cash from financing activities during the first six months of 2018 were $759.3 million of proceeds from long-term bank borrowings, $59.6 million of net proceeds from short-term borrowings, and $6.0 million of proceeds from the exercise of stock options.

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at June 29, 2019), which is based on the company’s credit ratings, or an effective interest rate of 3.50% at June 29, 2019. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at June 29, 2019. The company had no outstanding borrowings under the revolving credit facility at June 29, 2019 and December 31, 2018. During the first six months of 2019 and 2018, the average daily balance outstanding under the revolving credit facility was $43.3 million and $68.6 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at June 29, 2019 and December 31, 2018; respectively. During the first six months of 2019 and 2018, the average daily balance outstanding under the commercial paper program was $848.6 million and $768.2 million, respectively. The program had a weighted-average effective interest rate of 2.96% at June 29, 2019.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the asset securitization program. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at June 29, 2019), or an effective interest rate of 2.90% at June 29, 2019. The facility fee is .40% of the total borrowing capacity. The company had $930.0 million and $810.0 million in outstanding borrowings under the asset securitization program at June 29, 2019 and December 31, 2018, respectively.  During the first six months of 2019 and 2018, the average daily balance outstanding under the asset securitization program was $1.1 billion and $847.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 29, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings and $180.0 million of outstanding borrowings under the uncommitted lines of credit at June 29, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 3.36% at June 29, 2019. During the first six months of 2019 and 2018, the average daily balance outstanding under the uncommitted lines of credit was $13.4 million and $26.2 million, respectively.

During March 2018, the company redeemed $300.0 million principal amount of the its 3.00% notes due March 2018.

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company's 6% notes due to mature in April 2020. The fair value of the 2019 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in “Accumulated other comprehensive income (loss)” and will be reclassified into income over the life of the anticipated debt issuance. Losses of $6.8 million related to the 2019 swaps were recorded in other comprehensive income (loss), net of taxes, for the second quarter of 2019.

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

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2018. Since December 31, 2018, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business.

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of June 29, 2019 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	61,463	538,537
Total	$1,000,000	$461,463	$538,537
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

Except for the impairments disclosed in Notes D and E, there were no significant changes during the first six months of 2019 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 (See Notes B and C).

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 29, 2019 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended June 29, 2019 (in thousands):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
March 31 through April 27, 2019	476,472	$83.07	476,472	$649,027
April 28 through May 25, 2019	599,190	69.13	598,708	607,637
May 26 through June 29, 2019	1,023,784	67.49	1,023,784	538,537
Total	2,099,446		2,098,964

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended June 29, 2019 is 482 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through March 12, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 1, 2019	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer