Form 10-Q
period 2019-09-28
ARROW ELECTRONICS INC
filed 2019-11-07
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

There were 81,448,606 shares of Common Stock outstanding as of October 31, 2019.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Sales	$7,078,118	$7,490,445	$21,578,657	$21,758,586
Cost of sales	6,279,277	6,566,667	19,103,219	19,033,044
Gross profit	798,841	923,778	2,475,438	2,725,542
Operating expenses:
Selling, general, and administrative expenses	522,446	575,751	1,677,734	1,719,108
Depreciation and amortization	45,231	45,532	139,739	139,201
Loss on disposition of businesses, net (Note D)	14,573	2,042	15,439	3,604
Impairments (Notes D and E)	253	—	698,246	—
Restructuring, integration, and other charges	43,120	10,143	74,692	50,497
	625,623	633,468	2,605,850	1,912,410
Operating income (loss)	173,218	290,310	(130,412)	813,132
Equity in losses of affiliated companies	(1,070)	(652)	(2,155)	(808)
Gain (loss) on investments, net	1,126	1,070	7,864	(3,945)
Employee benefit plan expense	(1,071)	(1,296)	(3,349)	(3,784)
Interest and other financing expense, net	(49,882)	(54,205)	(153,426)	(160,187)
Income (loss) before income taxes	122,321	235,227	(281,478)	644,408
Provision for income taxes	29,340	57,054	30,878	155,325
Consolidated net income (loss)	92,981	178,173	(312,356)	489,083
Noncontrolling interests	850	1,640	3,744	3,541
Net income (loss) attributable to shareholders	$92,131	$176,533	$(316,100)	$485,542
Net income (loss) per share:
Basic	$1.11	$2.02	$(3.75)	$5.53
Diluted	$1.10	$1.99	$(3.75)	$5.47
Weighted-average shares outstanding:
Basic	82,711	87,602	84,246	87,785
Diluted	83,397	88,608	84,246	88,759

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Consolidated net income (loss)	$92,981	$178,173	$(312,356)	$489,083
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(82,809)	(38,008)	(62,346)	(139,846)
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	11,389	—	15,495	—
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(9,114)	234	(15,480)	693
Employee benefit plan items, net of taxes	45	389	449	1,284
Other comprehensive loss	(80,489)	(37,385)	(61,882)	(137,869)
Comprehensive income (loss)	12,492	140,788	(374,238)	351,214
Less: Comprehensive income (loss) attributable to noncontrolling interests	(562)	1,497	2,199	1,486
Comprehensive income (loss) attributable to shareholders	$13,054	$139,291	$(376,437)	$349,728

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	September 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$262,254	$509,327
Accounts receivable, net	7,841,851	8,945,463
Inventories	3,503,481	3,878,678
Other current assets	232,062	274,832
Total current assets	11,839,648	13,608,300
Property, plant, and equipment, at cost:
Land	7,746	7,882
Buildings and improvements	164,544	158,712
Machinery and equipment	1,438,600	1,425,933
	1,610,890	1,592,527
Less: Accumulated depreciation and amortization	(805,626)	(767,827)
Property, plant, and equipment, net	805,264	824,700
Investments in affiliated companies	85,399	83,693
Intangible assets, net	277,720	372,644
Goodwill	2,041,073	2,624,690
Other assets	640,607	270,418
Total assets	$15,689,711	$17,784,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,181,408	$7,631,879
Accrued expenses	833,390	912,292
Short-term borrowings, including current portion of long-term debt	356,843	246,257
Total current liabilities	7,371,641	8,790,428
Long-term debt	2,942,293	3,239,115
Other liabilities	631,530	378,536
Commitments and contingencies (Note N)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2019 and 2018, respectively
Issued - 125,424 shares in both 2019 and 2018, respectively	125,424	125,424
Capital in excess of par value	1,143,830	1,135,934
Treasury stock (43,660 and 40,233 shares in 2019 and 2018, respectively), at cost	(2,237,884)	(1,972,254)
Retained earnings	6,019,235	6,335,335
Accumulated other comprehensive loss	(359,786)	(299,449)
Total shareholders’ equity	4,690,819	5,324,990
Noncontrolling interests	53,428	51,376
Total equity	4,744,247	5,376,366
Total liabilities and equity	$15,689,711	$17,784,445

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Consolidated net income (loss)	$(312,356)	$489,083
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	139,739	139,201
Amortization of stock-based compensation	34,749	38,104
Equity in losses of affiliated companies	2,155	808
Deferred income taxes	(65,484)	17,769
Impairments	698,246	—
Loss on disposition of businesses, net	15,439	3,604
(Gain) loss on investments, net	(7,622)	3,945
Other	10,814	6,056
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	916,908	(254,417)
Inventories	342,610	(456,050)
Accounts payable	(1,349,189)	171,697
Accrued expenses	(71,124)	15,177
Other assets and liabilities	8,308	(165,421)
Net cash provided by operating activities	363,193	9,556
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	—	(331,563)
Proceeds from (cash paid on) disposition of a businesses	(1,325)	32,013
Acquisition of property, plant, and equipment	(113,080)	(104,897)
Other	(5,555)	(11,000)
Net cash used for investing activities	(119,960)	(415,447)
Cash flows from financing activities:
Change in short-term and other borrowings	(93,129)	104,158
Proceeds from (repayments of) long-term bank borrowings, net	(96,960)	420,755
Redemption of notes	—	(300,000)
Proceeds from exercise of stock options	11,710	7,919
Repurchases of common stock	(304,194)	(93,173)
Other	(147)	(1,174)
Net cash provided by (used for) financing activities	(482,720)	138,485
Effect of exchange rate changes on cash	(7,586)	11,514
Net decrease in cash and cash equivalents	(247,073)	(255,892)
Cash and cash equivalents at beginning of period	509,327	730,083
Cash and cash equivalents at end of period	$262,254	$474,191

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$125,424	$1,135,934	$(1,972,254)	$6,335,335	$(299,449)	$51,376	$5,376,366
Consolidated net income	—	—	—	140,735	—	1,679	142,414
Other comprehensive income (loss)	—	—	—	—	11,182	(648)	10,534
Amortization of stock-based compensation	—	19,090	—	—	—	—	19,090
Shares issued for stock-based compensation awards	—	(26,267)	33,198	—	—	—	6,931
Repurchases of common stock	—	—	(53,925)	—	—	—	(53,925)
Balance at March 30, 2019	$125,424	$1,128,757	$(1,992,981)	$6,476,070	$(288,267)	$52,407	$5,501,410
Consolidated net income (loss)	—	—	—	(548,966)	—	1,215	(547,751)
Other comprehensive income	—	—	—	—	7,558	515	8,073
Amortization of stock-based compensation	—	8,539	—	—	—	—	8,539
Shares issued for stock-based compensation awards	—	(647)	3,340	—	—	—	2,693
Repurchases of common stock	—	—	(150,102)	—	—	—	(150,102)
Distributions	—	—	—	—	—	(147)	(147)
Balance at June 29, 2019	$125,424	$1,136,649	$(2,139,743)	$5,927,104	$(280,709)	$53,990	$4,822,715
Consolidated net income	—	—	—	92,131	—	850	92,981
Other comprehensive loss	—	—	—	—	(79,077)	(1,412)	(80,489)
Amortization of stock-based compensation	—	7,120	—	—	—	—	7,120
Shares issued for stock-based compensation awards	—	61	2,026	—	—	—	2,087
Repurchases of common stock	—	—	(100,167)	—	—	—	(100,167)
Balance at September 28, 2019	$125,424	$1,143,830	$(2,237,884)	$6,019,235	$(359,786)	$53,428	$4,744,247

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017	$125,424	$1,114,167	$(1,762,239)	$5,596,786	$(124,883)	$48,685	$4,997,940
Effect of new accounting principles	—	—	—	22,354	(22,354)	—	—
Consolidated net income	—	—	—	139,094	—	776	139,870
Other comprehensive income (loss)	—	—	—	—	45,732	(255)	45,477
Amortization of stock-based compensation	—	13,043	—	—	—	—	13,043
Shares issued for stock-based compensation awards	—	(22,102)	27,099	—	—	—	4,997
Repurchases of common stock	—	—	(52,513)	—	—	—	(52,513)
Balance at March 31, 2018	$125,424	$1,105,108	$(1,787,653)	$5,758,234	$(101,505)	$49,206	$5,148,814
Consolidated net income	—	—	—	169,915	—	1,125	171,040
Other comprehensive loss	—	—	—	—	(144,304)	(1,658)	(145,962)
Amortization of stock-based compensation	—	12,619	—	—	—	—	12,619
Shares issued for stock-based compensation awards	—	(338)	1,329	—	—	—	991
Repurchases of common stock	—	—	(20,038)	—	—	—	(20,038)
Distributions	—	—	—	—	—	(157)	(157)
Balance at June 30, 2018	$125,424	$1,117,389	$(1,806,362)	$5,928,149	$(245,809)	$48,516	$5,167,307
Consolidated net income	—	—	—	176,533	—	1,640	178,173
Other comprehensive loss	—	—	—	—	(37,242)	(141)	(37,383)
Amortization of stock-based compensation	—	12,632	—	—	—	—	12,632
Shares issued for stock-based compensation awards	—	(676)	2,611	—	—	—	1,935
Repurchases of common stock	—	—	(20,622)	—	—	—	(20,622)
Balance at September 29, 2018	$125,424	$1,129,345	$(1,824,373)	$6,104,682	$(283,051)	$50,015	$5,302,042

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Effective January 1, 2020, the company will adopt the update using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The company is currently evaluating the potential effects of adopting the provisions of Topic 326.

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

On January 1, 2019, the company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

adoption. In addition, the company elected a package of practical expedients and the short-term lease exception outlined in Topic 842. The company also implemented internal controls and systems to enable the preparation of financial information on adoption. As a result of adopting Topic 842, the company recognized assets and liabilities for the rights and obligations created by operating leases, refer to Note C & L.

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

Note D – Impairment of Long-Lived Assets and Loss on Disposition of Businesses

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74,908 to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019. During the third quarter and first nine months of 2019, the company also recorded $253 and $7,163, respectively, in impairment charges related to various other fixed assets, unrelated to the personal computer and mobility asset disposition business.

During the third quarter of 2019, the company completed the disposition of two foreign subsidiaries related to the personal computer and mobility asset disposition business. As a result of the disposition, the company recognized a net loss of $14,573, primarily related to the reclassification of cumulative translation adjustment to earnings upon the sale.

Note E – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

During the second quarter of 2019, as a result of the company’s downward revision of forecasted future earnings previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019 and the decision to wind down the company’s personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis related to the Americas components reporting

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

unit resulted in partial goodwill impairment charge of $509,000 ($457,806 net of tax) with approximately $600,000 of goodwill remaining in the reporting unit and full impairment of $61,175 ($61,175 net of tax) within the Asia-Pacific reporting unit.
The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusion as of June 29, 2019 for the Americas components reporting unit is highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. As the Americas components reporting unit had 0% excess fair value over the carrying value of the reporting unit as of June 29, 2019, the remaining approximately $600,000 of goodwill is susceptible to future period impairments. For example, a 100 basis point decrease in forecasted gross profit margin could result in a full impairment of the remaining approximately $600,000 of goodwill, absent other inputs improving. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The company concluded no further indicators of potential impairment existed, and as such, no interim impairment test was required at September 28, 2019. The company tests goodwill for impairment annually as of the first day of the fourth quarter.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2018 (a)	$1,437,501	$1,187,189	$2,624,690
Impairments and dispositions	(570,175)	(1,386)	(571,561)
Foreign currency translation adjustment	10,673	(22,729)	(12,056)
Balance as of September 28, 2019 (b)	$877,999	$1,163,074	$2,041,073

(a)
The total carrying value of goodwill as of December 31, 2018 in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions (“ECS”) business segment.

(b)
The total carrying value of goodwill as of September 28, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the ECS business segment.

Intangible assets, net, are comprised of the following as of September 28, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	10 years	$426,564	$(217,736)	$208,828
Amortizable trade name	8 years	76,407	(7,515)	68,892
		$502,971	$(225,251)	$277,720

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

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101,000. As a result of the company’s decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite as of June 29, 2019, and began amortizing these trade names over their estimated remaining useful lives. The trade names were tested for impairment as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55,000 using the relief from royalty method and recorded a non-cash impairment charge of $46,000 ($34,653 net of tax) during the second quarter of 2019. The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade names as integration to the Arrow brand occurs over the estimated remaining useful lives.

During the third quarter and first nine months of 2019, the company recorded amortization expense related to identifiable intangible assets of $10,443 and $33,786, respectively. During the third quarter and first nine months of 2018, amortization expense related to identifiable intangible assets was $11,620 and $37,095, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and several interests ranging from 19% to 50% in other joint ventures and equity method investments. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	September 28, 2019	December 31, 2018
Marubun/Arrow	$75,455	$73,253
Other	9,944	10,440
	$85,399	$83,693

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Marubun/Arrow	$160	$1,983	$1,613	$4,557
Other	(1,230)	(2,635)	(3,768)	(5,365)
	$(1,070)	$(652)	$(2,155)	$(808)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At September 28, 2019 and December 31, 2018, the company’s pro-rata share of this debt was approximately $6,750 and $2,860, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 28, 2019	December 31, 2018
Accounts receivable	$7,906,758	$9,021,051
Allowances for doubtful accounts	(64,907)	(75,588)
	$7,841,851	$8,945,463

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

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 28, 2019	December 31, 2018
6.00% notes, due 2020	$209,278	$—
Borrowings on lines of credit	75,000	180,000
Other short-term borrowings	72,565	66,257
	$356,843	$246,257

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 4.35% and 2.49% at September 28, 2019 and December 31, 2018, respectively.

The company has $200,000 in uncommitted lines of credit. There were $75,000 and $180,000 of outstanding borrowings under the uncommitted lines of credit at September 28, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 2.88% and 3.39% at September 28, 2019 and December 31, 2018, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at September 28, 2019 and December 31, 2018. The program had a weighted-average effective interest rate of 2.74% and 2.93% at September 28, 2019 and December 31, 2018, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	September 28, 2019	December 31, 2018
Revolving credit facility	$35,000	$—
Asset securitization program	680,000	810,000
6.00% notes, due 2020	—	209,147
5.125% notes, due 2021	130,655	130,546
3.50% notes, due 2022	347,885	347,288
4.50% notes, due 2023	298,014	297,622
3.25% notes, due 2024	494,803	494,091
4.00% notes, due 2025	346,214	345,762
7.50% senior debentures, due 2027	109,837	109,776
3.875% notes, due 2028	494,507	494,095
Other obligations with various interest rates and due dates	5,378	788
	$2,942,293	$3,239,115

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 28, 2019	December 31, 2018
6.00% notes, due 2020	$213,000	$214,500
5.125% notes, due 2021	135,000	134,500
3.50% notes, due 2022	357,500	345,000
4.50% notes, due 2023	315,500	303,500
3.25% notes, due 2024	508,000	467,000
4.00% notes, due 2025	364,000	340,500
7.50% senior debentures, due 2027	136,000	128,000
3.875% notes, due 2028	512,500	458,500

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at September 28, 2019), which is based on the company’s credit ratings, or an effective interest rate of 3.00% at September 28, 2019. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at September 28, 2019. The company had $35,000 in outstanding borrowings under the revolving credit facility at September 28, 2019 and no outstanding borrowings under the revolving credit facility at December 31, 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the asset securitization program, which matures in June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at September 28, 2019), or an effective interest rate of 2.49% at September 28, 2019. The facility fee is .40% of the total borrowing capacity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At September 28, 2019 and December 31, 2018, the company had $680,000 and $810,000, respectively, in outstanding borrowings under the asset securitization program, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2,539,493 and $2,754,400, respectively, were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 28, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Interest and other financing expense, net, includes interest and dividend income of $13,501 and $42,038 for the third quarter and first nine months of 2019, respectively. Interest and other financing expense, net, includes interest and dividend income of $12,986 and $33,543 for the third quarter and first nine months of 2018, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 28, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$19,847	$—	$—	$19,847
Equity investments (b)	Other assets	43,071	—	—	43,071
Interest rate swaps	Other liabilities	—	(21,534)	—	(21,534)
Foreign exchange contracts	Other current assets/ other assets	—	30,533	—	30,533
Foreign exchange contracts	Accrued expenses	—	(1,431)	—	(1,431)
		$62,918	$7,568	$—	$70,486

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$22,883	$—	$—	$22,883
Equity investments (b)	Other assets	38,045	—	—	38,045
Interest rate swaps	Other liabilities	—	(589)	—	(589)
Foreign exchange contracts	Other current assets	—	4,163	—	4,163
Foreign exchange contracts	Accrued expenses	—	(2,384)	—	(2,384)
		$60,928	$1,190	$—	$62,118

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $378 and $2,220 for the third quarter and nine months ended September 28, 2019, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $272 and an unrealized loss of $6,971 for the third quarter and nine months ended September 29, 2018, respectively, on equity securities held at the end of the quarter.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss.”

As of September 28, 2019 and December 31, 2018, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300,000. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company’s 6% notes due to mature in April 2020. The changes in fair value of the 2019 swaps is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance. Losses of $9,360 and $16,209 related to the 2019 swaps were recorded in other comprehensive loss, net of taxes, for the third quarter and first nine months of 2019. The 2019 swaps had a fair value of $(21,517) as of September 28, 2019.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Indian Rupee, British Pound, and Canadian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at September 28, 2019 and December 31, 2018 was $914,137 (inclusive of foreign exchange contracts designated as a net investment hedge) and $607,747, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations and were not material for the third quarter and first nine months of 2019 and 2018.

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

The gains recorded in CTA within other comprehensive loss related to net investment hedges were $13,249 and $20,065 for the third quarter and nine months ended September 28, 2019, net of taxes, respectively. For the third quarter and nine months ended September 28, 2019 gains of $2,193 and $5,791 for outstanding net investment hedges were reclassified from CTA to “Interest and other financing expense, net” in the company’s consolidated statements of operations. The net investment hedges had a fair value of $25,425 as of September 28, 2019.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gain (Loss) Recognized in Income
Foreign exchange contracts	$7,642	$3,565	$11,905	$4,083
Interest rate swaps	(327)	(311)	(968)	(922)
Total	$7,315	$3,254	$10,937	$3,161
Gain (Loss) Recognized in Other Comprehensive Loss before reclassifications, net of tax
Foreign exchange contracts	$13,248	$(1,212)	$20,495	$(2,348)
Interest rate swaps	(9,360)	—	(16,209)	—
Total	$3,888	$(1,212)	$4,286	$(2,348)

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
(Dollars in thousands except per share data)
(Unaudited)

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Restructuring and integration charges - current period actions	$12,484	$4,102	$20,562	$24,332
Restructuring and integration charges (credits) - actions taken in prior periods	(174)	1,172	1,189	5,452
Other charges	30,810	4,869	52,941	20,713
	$43,120	$10,143	$74,692	$50,497

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $18,280 and $25,829 at September 28, 2019 and December 31, 2018, respectively. A transition adjustment of $9,968 was recorded on January 1, 2019 to reclassify restructuring and integration accruals for facilities costs by adjusting the related lease right-of-use assets recorded upon adoption of ASU No. 2016-02, Topic 842. During the third quarter and the first nine months ended September 28, 2019, the company made $7,096 and $19,073, respectively, of payments related to restructuring and integration accruals. Substantially all amounts accrued at September 28, 2019 and all restructuring and integration charges for the nine months ending September 28, 2019 relate to the termination of personnel. Substantially all amounts accrued at September 28, 2019 are expected to be spent in cash within two years. The company expects to incur additional non-recurring charges of approximately $3,500 through the first half of 2020 in conjunction with the closure of its personal computer and mobility asset disposition business within the global components business segment.

Other Charges

Included in restructuring, integration, and other charges for the third quarter and the first nine months of 2019 are other expenses of $30,810 and $52,941, respectively. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the third quarter and nine months ended September 28, 2019:

•
acquisition-related charges for the third quarter and first nine months of $442 and $1,687, respectively, related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years;

•	relocation and other charges (credits) associated with centralization efforts to maximize operating efficiencies for the third quarter and first nine months of $(1,039) and $7,694, respectively; and

•
personnel charges for the third quarter and first nine months of $30,906 related to the operating expense reduction program previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019. The company expects to incur $24,100 of additional cash charges for personnel and contract termination costs through the first half of 2020. The accrual related to the operating expense reduction program was $22,424 at September 28, 2019, and all accrued amounts are expected to be paid within one year.

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2018 are other expenses of $4,869 and $20,713, respectively. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the third quarter and nine months ended September 29, 2018:

•
acquisition related charges for the third quarter and first nine months of $1,422 and $8,960, respectively, related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss) attributable to shareholders	$92,131	$176,533	$(316,100)	$485,542
Weighted-average shares outstanding - basic	82,711	87,602	84,246	87,785
Net effect of various dilutive stock-based compensation awards	686	1,006	—	974
Weighted-average shares outstanding - diluted	83,397	88,608	84,246	88,759
Net income (loss) per share:
Basic	$1.11	$2.02	$(3.75)	$5.53
Diluted (a)	$1.10	$1.99	$(3.75)	$5.47

(a)
As the company reported a net loss attributable to shareholders for the first nine months of 2019, basic and diluted net loss per share attributable to shareholders are the same and stock-based compensation awards for the issuance of 1,886 shares were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive. Stock-based compensation awards for the issuance of 1,086 shares for the third quarter of 2019, and 582 and 540 shares for the third quarter and first nine months of 2018, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note L - Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2033. Substantially all leases are classified as operating leases. During the third quarter and first nine months of 2019, the company recorded operating lease cost of $29,950 and $79,940, respectively.

The following amounts were recorded in the consolidated balance sheets at September 28, 2019:

September 28, 2019
Operating Leases
Right-of-use asset	$294,722

Lease liability - current	59,997
Lease liability - non-current	278,191
Total operating lease liabilities	$338,188

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Maturities of operating lease liabilities at September 28, 2019 were as follows:

September 28, 2019
2019	$31,117
2020	79,814
2021	63,428
2022	49,874
2023	39,302
Thereafter	167,937
Total lease payments	431,472
Less: imputed interest	(93,284)
Total	$338,188

Other information pertaining to leases consists of the following:

September 28, 2019
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$74,752
Right-of-use assets obtained in exchange for operating lease obligations	49,349

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	7
Weighted-average discount rate	5.1%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note M – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign Currency Translation Adjustment and Other:
Other comprehensive loss before reclassifications (a)	$(97,605)	$(37,858)	$(76,769)	$(137,661)
Amounts reclassified into income	16,208	(7)	15,968	(130)
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	13,249	—	20,065	—
Amounts reclassified into income	(1,860)	—	(4,570)	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	(9,360)	—	(16,209)	—
Amounts reclassified into income	246	234	729	693
Employee Benefit Plan Items, Net:
Amounts reclassified into income	45	389	449	1,284
Other:
Retained earnings adjustment (b)	—	—	—	(22,354)
Net change in Accumulated other comprehensive loss	$(79,077)	$(37,242)	$(60,337)	$(158,168)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(7,251) and $(8,032) for the third quarter and first nine months of 2019 and $508 and $3,358 for the third quarter and first nine months of 2018, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from “Accumulated other comprehensive loss” to “Retained earnings” in accordance with ASU No. 2018-02 and ASU No. 2016-01.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of September 28, 2019:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	161,463	438,537
Total	$1,000,000	$561,463	$438,537

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

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances, implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

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

Approximately $73,800 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $8,000 to $18,750. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4,770, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), conducted an internal investigation and terminated or disciplined the employees involved. The company has cooperated fully and intends to continue to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties, which we are currently not able to estimate.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Components:
Americas	$1,738,710	$2,060,920	$5,522,538	$5,795,500
EMEA (a)	1,304,109	1,399,435	4,223,363	4,325,793
Asia/Pacific	2,006,061	1,920,723	5,765,841	5,474,081
Global components	$5,048,880	$5,381,078	$15,511,742	$15,595,374

ECS:
Americas	$1,418,914	$1,457,719	$3,992,277	$4,040,164
EMEA (a)	610,324	651,648	2,074,638	2,123,048
Global ECS	$2,029,238	$2,109,367	$6,066,915	$6,163,212
Consolidated (b)	$7,078,118	$7,490,445	$21,578,657	$21,758,586

(a)	Defined as Europe, the Middle East, and Africa.

(b)
Includes sales related to the United States of $2,875,687 and $8,560,115 for the third quarter and first nine months of 2019 and $3,181,227 and $8,799,364 for the third quarter and first nine months of 2018, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating income (loss):
Global components (c)	$171,591	$271,939	$(159,993)	$755,325
Global ECS	92,375	82,187	277,481	275,410
Corporate (d)	(90,748)	(63,816)	(247,900)	(217,603)
Consolidated	$173,218	$290,310	$(130,412)	$813,132

(c)
Global components operating income includes impairments of $253 and $698,246 for the third quarter and first nine months of 2019, respectively. Also included are non-recurring charges of $1,101 and $21,215 in the third quarter and first nine months of 2019, respectively, related to a subset of inventory held by its digital business and a non-recurring charge (credit) of $(664) and $15,187 in the third quarter and first nine months of 2019, respectively, related to the receivables and inventory of its financing solutions business. The company has made the decision to narrow its digital inventory offerings and will no longer provide notes to its components customers. Also included are restructuring, integration, and other charges of $12,034 and a loss on disposition of businesses, net, of $14,573 for the third quarter and first nine months of 2019.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(d)
Includes restructuring, integration, and other charges of $31,086 and $62,658 for the third quarter and first nine months of 2019 and $10,143 and $50,497 for the third quarter and first nine months of 2018, respectively. Also includes a loss on disposition of businesses of $866 for the first nine months of 2019.

Total assets, by segment, is as follows:

	September 28, 2019	December 31, 2018
Global components	$10,447,811	$11,425,579
Global ECS	4,518,883	5,632,102
Corporate	723,017	726,764
Consolidated	$15,689,711	$17,784,445

Net property, plant, and equipment, by geographic area, is as follows:

	September 28, 2019	December 31, 2018
Americas (e)	$614,722	$673,228
EMEA	138,564	110,996
Asia/Pacific	51,978	40,476
Consolidated	$805,264	$824,700

(e)	Includes net property, plant, and equipment related to the United States of $612,258 and $670,201 at September 28, 2019 and December 31, 2018, respectively.

Note P – Income Taxes

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Provision (benefit) at statutory tax rate	$25,687	$49,398	$(59,110)	$135,326
State taxes, net of federal benefit	(1,030)	4,255	(8,534)	12,238
International effective tax rate differential	4,774	1,574	12,991	4,372
U.S. tax (benefit) on foreign earnings	(6,860)	2,001	3,020	10,213
Changes in tax accruals	2,954	(3,234)	3,874	(1,941)
Tax credits	1,834	(2,486)	(2,167)	(6,223)
Non-deductible portion of impairment of goodwill	—	—	76,153	—
Tax Act’s impact on deferred taxes (a)	—	—	—	(4,340)
Other	1,981	5,546	4,651	5,680
Provision for income taxes	$29,340	$57,054	$30,878	$155,325

(a)	Tax benefit related to the net change in deferred tax liabilities stemming from the U.S. federal government enacting tax legislation reducing the U.S. federal tax rate from 35% to 21%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the first nine months of 2019, approximately 72% of the company’s sales were from the global components business segment and approximately 28% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2019 decreased by 5.5% and 0.8%, respectively, compared with the year-earlier periods. The decrease for the third quarter of 2019 was driven by a 6.2% decrease in the global components business segment sales and a 3.8% decrease in global ECS business segment sales. The decrease for the first nine months of 2019 was driven by a 0.5% decrease in the global components business segment sales and a 1.6% decrease in the global ECS business segment sales. Adjusted for the change in foreign currencies, dispositions, and the wind down, consolidated sales decreased 3.5% for the third quarter of 2019 and increased 2.0% for the first nine months of 2019, compared with the year-earlier periods.

The company committed to a plan to close the company’s personal computer and mobility asset disposition business (referred to as the “wind down”), whose past results have been included as part of the global components business segment. As a result of the wind down, the company incurred non-recurring charges of $26.1 million and $101.6 million for the third quarter and first nine months of 2019, and expects to incur additional non-recurring charges of approximately $3.5 million through the first half of 2020. The charges include $74.9 million of non-cash impairments of certain long-lived and intangible assets, loss on disposition of businesses, net, of $14.6 million, cash personnel charges, and other exit and disposal costs. The company expects that operations will cease and the remaining wind down of the personal computer and mobility asset disposition business will be substantially complete by the end of 2019.

The company recorded a non-cash charge of $1.1 million and $21.2 million, in the third quarter and first nine months of 2019, respectively, primarily related to a subset of inventory held by its digital business within global components. The company made the decision to narrow its digital inventory offerings during Q2 2019 and is disposing of its existing inventory of these products and does not expect to fully realize their carrying values.

The company recorded a charge (credit) of $(0.7) million and $15.2 million in the third quarter and first nine months of 2019, respectively, related to the receivables and inventory of its Arrow Financing Solutions business (“AFS”) within global components. This business provided financing in the form of notes to start-ups as a strategy to capture new business opportunities. The company decided that it will no longer provide notes to its components customers. The company expects that this decision will adversely impact the ability of the customers to repay their notes and trade receivables. During the second quarter of 2019, the company recorded reserves on the receivables and write-downs on customer specific inventory for which the company has no alternative use.

The company reported net income (loss) attributable to shareholders of $92.1 million and $(316.1) million in the third quarter and first nine months of 2019, respectively, compared with $176.5 million and $485.5 million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Third quarters of 2019 and 2018:

•	impairments of $0.7 million in 2019;

•	losses from wind down of business of $36.8 million in 2019 and $0.6 million in 2018;

•	Digital inventory write-downs, net of $1.1 million in 2019;

•	AFS notes receivables and inventory recoveries of $0.7 million in 2019;

•	restructuring, integration, and other charges (excluding the impact of wind down) of $31.1 million in 2019 and $9.6 million in 2018;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $10.3 million in 2019 and $8.8 million in 2018;

•	net gain on investments of $1.1 million in 2019 and $1.1 million in 2018; and

•	loss on disposition of businesses, net, of $2.0 million in 2018.

First nine months of 2019 and 2018:

•	goodwill and other impairments of $623.8 million in 2019;

•	losses from wind down of business of $151.4 million and $15.6 million in 2018;

•	Digital inventory write-downs, net of $21.2 million in 2019;

•	AFS notes receivables reserves and inventory write-downs, net of $15.2 million in 2019;

•	restructuring, integration, and other charges (excluding the impact of wind down) of $62.1 million in 2019 and $38.2 million in 2018;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $28.1 million in 2019 and $28.7 million in 2018;

•	impact of U.S. tax reform of $3.5 million in 2019;

•	net gain on investments of $7.9 million in 2019 and net loss on investments of $3.9 million in 2018; and

•	loss on disposition of businesses, net, of $0.9 million in 2019 and $3.6 million in 2018.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter and first nine months of 2019 decreased to $154.8 million and $455.1 million, respectively, compared with $190.9 million and $551.0 million in the year-earlier periods.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•
Sales, gross profit, and operating expenses as adjusted for the impact of changes in foreign currencies (referred to as changes in foreign currencies) by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company’s operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as dispositions), the impact of the company’s personal computer and mobility asset disposition business (referred to as wind down), the impact of inventory write-downs related to the digital business (referred to as “digital inventory write-downs and recoveries”), and the impact of the notes receivable reserves and inventory write-downs related to the AFS business (referred to as “AFS notes receivable reserves and credits” and “AFS inventory write-downs and recoveries,” respectively).

•
Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and property, plant and equipment, and the impact of wind down.

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and property, plant, and equipment, the impact of wind down, and the impact of U.S. tax reform.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change

Consolidated sales, as reported*	$7,078	$7,490	(5.5)%	$21,579	$21,759	(0.8)%
Impact of changes in foreign currencies	—	(103)		—	(448)
Impact of dispositions and wind down	(60)	(116)		(232)	(378)
Consolidated sales, as adjusted*	$7,018	$7,271	(3.5)%	$21,346	$20,933	2.0%

Global components sales, as reported*	$5,049	$5,381	(6.2)%	$15,512	$15,595	(0.5)%
Impact of changes in foreign currencies	—	(68)		—	(297)
Impact of dispositions and wind down	(60)	(105)		(221)	(313)
Global components sales, as adjusted	$4,989	$5,208	(4.2)%	$15,291	$14,985	2.0%

Global ECS sales, as reported*	$2,029	$2,109	(3.8)%	$6,067	$6,163	(1.6)%
Impact of changes in foreign currencies	—	(36)		—	(151)
Impact of dispositions	—	(11)		(11)	(65)
Global ECS sales, as adjusted	$2,029	$2,062	(1.6)%	$6,056	$5,947	1.8%
* The sum of the components for sales and sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2019 decreased by $412.3 million, or 5.5%, and decreased by $179.9 million, or 0.8%, respectively, compared with the year-earlier period. The decrease for the third quarter of 2019 was driven by a decrease in global components segment sales of $332.2 million, or 6.2% and global ECS business segment sales of $80.1 million, or 3.8%. The decrease for the first nine months of 2019 was driven by a decrease in global components business segment sales of $83.6 million, or 0.5% and global ECS business segment sales of $96.3 million, or 1.6%. Adjusted for the impact of changes in foreign currencies and dispositions and wind down, consolidated sales decreased 3.5% and increased 2.0% for the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter and first nine months of 2019 decreased by $332.2 million, or 6.2%, and $83.6 million, or 0.5%, respectively, compared with the year-earlier periods, with broad declines in demand in the Americas and EMEA regions partially offset by stronger demand in the Asia region. Adjusted for the impact of changes in foreign currencies and wind down, the company’s global components business segment sales decreased by 4.2% and increased 2.0% for the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2019 decreased $80.1 million, or 3.8%, and $96.3 million, or 1.6%, respectively, compared with the year-earlier periods. The decreases during the third quarter and first nine months of 2019 are primarily attributable to falling demand in industry standard servers and networking equipment, offset partially by strong growth in software. Adjusted for the impact of changes in foreign currencies and dispositions, the company’s global ECS business segment sales decreased 1.6% and increased 1.8% for the third quarter and first nine months of 2019, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change

Consolidated gross profit, as reported	$799	$924	(13.5)%	$2,475	$2,726	(9.2)%
Impact of changes in foreign currencies	—	(15)		—	(66)
Impact of dispositions and wind down	(4)	(19)		(8)	(65)
Digital and AFS inventory write-downs and credits	1	—		23	—
Consolidated gross profit, as adjusted*	$796	$890	(10.5)%	$2,490	$2,594	(4.0)%
Consolidated gross profit as a percentage of sales, as reported	11.3%	12.3%	(100) bps	11.5%	12.5%	(100) bps
Consolidated gross profit as a percentage of sales, as adjusted	11.3%	12.2%	(90) bps	11.7%	12.4%	(70) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $798.8 million and $2.48 billion in the third quarter and first nine months of 2019, respectively, compared with $923.8 million and $2.73 billion in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, dispositions, and the Digital and AFS inventory write-downs, net, gross profit decreased 10.5% and 4.0% in the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods. Gross profit margins in the third quarter and first nine months of 2019, as adjusted, decreased by approximately 90 bps and 70 bps, respectively, compared with the year-earlier periods primarily due to a shift in product mix as well as regional mix.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change

Selling, general, and administrative expenses, as reported	$522	$576	(9.3)%	$1,678	$1,719	(2.4)%
Depreciation and amortization, as reported	45	46	(0.7)%	140	139	flat
Operating expenses, as reported*	$568	$621	(8.6)%	$1,817	$1,858	(2.2)%
Impact of changes in foreign currencies	—	(9)		—	(43)
Impact of dispositions and wind down	(14)	(19)		(58)	(69)
AFS notes receivable (reserves) and credits	1	—		(13)	—
Operating expenses, as adjusted*	$554	$593	(6.5)%	$1,746	$1,746	flat
Operating expenses as a percentage of sales, as reported	8.0%	8.3%	(30) bps	8.4%	8.5%	(10) bps
Operating expenses as a percentage of sales, as adjusted	7.9%	8.2%	(30) bps	8.2%	8.3%	(10) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses decreased by $53.3 million, or 9.3%, and $41.4 million, or 2.4%, respectively, in the third quarter and first nine months of 2019 on a sales decrease of 5.5% and 0.8% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 7.4% and 7.8% for the third quarter and first nine months of 2019, respectively, compared with 7.7% and 7.9% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 8.0% and 7.7% for the third quarter and first nine months of 2019, respectively, compared with 7.3% and 7.5% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $10.4 million and $33.8 million for the third quarter and first nine months of 2019, respectively, compared to $11.6 million and $37.1 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, dispositions, and AFS notes receivables reserves and credits, operating expenses decreased 6.5% and were flat for the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods. Operating expense as a percentage of sales decreased 30 bps and 10 bps for the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods. The decline in operating expense as a percentage of sales reflects the operational efficiencies the company achieved to align costs to the business mix.

Impairments

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74.9 million to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019.

During the second quarter of 2019, as a result of the company’s downward revision of forecasted future earnings previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019 and the decision to wind down the company’s personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis related to the Americas components reporting unit resulted in partial goodwill impairment charge of $509.0 million ($457.8 million net of tax) with approximately $600.0 million of goodwill remaining in the reporting unit and full impairment of $61.2 million ($61.2 million net of tax) within the Asia-Pacific reporting unit.
The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusion as of June 29, 2019 for the Americas components reporting unit is highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. As the Americas components reporting unit has 0% excess fair value over the carrying value of the reporting unit as of June 29, 2019, the remaining approximately $600.0 million of goodwill is susceptible to future period impairments. For example, a 100 basis point decrease in forecasted gross profit margin could result in a full impairment of the remaining approximately $600.0 million of goodwill, absent other inputs improving. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The company concluded no further indicators of potential impairment existed, and as such, no interim impairment test was required at September 28, 2019.

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

2019 Charges

The company recorded restructuring, integration, and other charges of $43.1 million and $74.7 million for the third quarter and first nine months of 2019, respectively, which includes $12.5 million and $20.6 million related to initiatives taken by the company during 2019 to improve operating efficiencies and personnel charges of $30.9 million for the third quarter and first nine months of 2019 related to the operating expense reduction program previously disclosed in Item 2.02 Form 8-K filed on July 15, 2019. The company expects to incur additional non-recurring charges of approximately $3.5 million through the first half of 2020 in conjunction with the close of its personal computer and mobility asset disposition business (referred to as the “wind down”) within the global components business segment. The company also expects to incur $24.1 million of additional cash charges through the first half of 2020 for personnel and contract termination costs related to the operating expense reduction program.

2018 Charges

The company recorded restructuring, integration, and other charges of $10.1 million and $50.5 million for the third quarter and first nine months of 2018, respectively, which includes $4.1 million and $24.3 million related to initiatives taken by the company during 2018 to improve operating efficiencies and acquisition-related expenses of $1.4 million and $9.0 million, respectively. The restructuring and integration charges of $4.1 million and $24.3 million for the third quarter and first nine months of 2018, respectively, includes personnel costs of $4.3 million and $14.8 million, facilities costs of $(0.1) million and $9.5 million, and other costs of $(0.1) million and $0.1 million, respectively.

As of September 28, 2019, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Loss on Disposition of Businesses, Net

During the third quarter and first nine months of 2019, the company recorded a loss on disposition of businesses of $14.6 million and $15.4 million, respectively, primarily related to the reclassification of cumulative translation adjustment to earnings upon the sale of two businesses which were part of the company’s personal computer and mobility asset disposition business.

During the third quarter and first nine months of 2018, the company recorded a loss on disposition of businesses of $2.0 million and $3.6 million, respectively, related to the sale of two non-strategic businesses.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change

Consolidated operating income (loss), as reported	$173	$290	(40.3)%	$(130)	$813	(116.0)%
Identifiable intangible asset amortization**	10	9		28	29
Restructuring, integration, and other charges**	31	10		62	38
Loss on disposition of businesses, net**	—	2		1	4
AFS notes receivable reserve and inventory write-downs (credits)	(1)	—		15	—
Digital inventory write-downs	1	—		21	—
Goodwill and other impairments**	1	—		624	—
Impact of wind down**	37	1		151	15
Consolidated operating income, as adjusted*	$253	$311	(18.9)%	$772	$899	(14.1)%
Consolidated operating income as a percentage of sales, as reported	2.4%	3.9%	(150) bps	(0.6)%	3.7%	(430) bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.6%	4.2%	(60) bps	3.6%	4.1%	(50) bps
*     The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.
**    Amounts presented for restructuring, integration, and other charges, goodwill and other impairments, loss on disposition of businesses, net, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down.

The company recorded operating income of $173.2 million, or 2.4% of sales, and an operating loss of $130.4 million, or (0.6)% of sales, in the third quarter and first nine months of 2019, respectively, compared with operating income of $290.3 million, or 3.9% of sales, and $813.1 million, or 3.7% of sales, in the year-earlier periods. Operating income, as adjusted, was $252.6 million, or 3.6% of sales, and $772.1 million, or 3.6% of sales, in the third quarter and first nine months of 2019, respectively, compared with operating income, as adjusted, of $311.4 million, or 4.2% of sales, and $899.1 million, or 4.1% of sales, in the year-earlier periods. Operating income, as adjusted, decreased 18.9% and 14.1% for the third quarter and first nine months of 2019, respectively, compared with the year-earlier periods, on a sales decrease of 5.5% and 0.8% compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, decreased 60 bps and 50 bps for the third quarter and first nine months of 2019, respectively. Operating margins declines were primarily due to the global components business, with product mix shifting towards lower margin products and away from engineering and design services, as well as regional mix due to growth in Asia, offset by operating margin improvement in the global ECS business driven by favorable product mix.

Gain (Loss) on Investments, Net

During the third quarter and first nine months of 2019, the company recorded a gain of $1.1 million and $7.9 million, respectively, compared to a gain of $1.1 million and a loss of $3.9 million, in the year-earlier periods. The changes related to changes in fair value of certain investments.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $49.9 million and $153.4 million for the third quarter and first nine months of 2019, respectively, compared with $54.2 million and $160.2 million in the year-earlier periods. The decrease for the third quarter of 2019 primarily relates to lower borrowings during the quarter, slightly lower interest rates on floating rate debt, and amortization of amounts excluded from the assessment of hedge effectiveness for net investment hedges (see Note I). The decrease for the first nine months of 2019 primarily relates to lower average long-term debt outstanding, an increase in interest and dividend income, and amortization of amounts excluded from the assessment of hedge effectiveness for net investment hedges (see Note I). The increase in interest and dividend income is attributable to an increase in the average cash balances with the company’s cash pooling arrangements.

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

For the third quarter and first nine months of 2019, the company recorded a provision for income taxes of $29.3 million, an effective tax rate of 24.0%, and $30.9 million, an effective tax rate of (11.0)%, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2019 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, the impact of U.S. tax reform, gain on investments, AFS reserves and credits, Digital inventory write downs, impairments of goodwill and other long-lived assets, and impact of the wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the third quarter and first nine months of 2019 was 22.3% and 25.1%, respectively.

For the third quarter and first nine months of 2018, the company recorded a provision for income taxes of $57.1 million, an effective tax rate of 24.3%, and $155.3 million, an effective tax rate of 24.1%, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, loss on investments, and impact of the wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the third quarter and first nine months of 2018 was 24.5% and 24.4%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The decrease in the effective tax rate from 24.1% for the first nine months of 2018 to (11.0)% for the first nine months of 2019 is primarily driven by impairments of goodwill and other long-lived assets discussed above, changes in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules. The decrease in the effective tax rate from 24.3% for the third quarter of 2018 to 24.0% for the third quarter of 2019 is primarily driven by changes in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules (see Note P).

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Net income (loss) attributable to shareholders, as reported	$92	$177	$(316)	$486
Identifiable intangible asset amortization**	10	9	27	28
Restructuring, integration, and other charges**	31	10	62	38
Loss on disposition of businesses, net**	—	2	1	4
(Gain) loss on investments, net	(1)	(1)	(8)	4
AFS notes receivable reserves and inventory write-downs (credits)	(1)	—	15	—
Digital inventory write-downs and credits	1	—	21	—
Goodwill and other impairments**	1	—	624	—
Impact of wind-down**	37	1	151	16
Tax effect of adjustments above	(15)	(5)	(126)	(24)
Impact of U.S. tax reform	—	—	4	—
Net income attributable to shareholders, as adjusted *	$155	$191	$455	$551
* The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.
** Amounts presented for restructuring, integration, and other charges, goodwill and other impairments, loss on disposition of businesses, net, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down. Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.

The company recorded net income attributable to shareholders of $92.1 million and a net loss attributable to shareholders of $316.1 million in the third quarter and first nine months of 2019, respectively, compared with net income attributable to shareholders of $176.5 million and $485.5 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $154.8 million and $455.1 million for the third quarter and first nine months of 2019, respectively, compared with $190.9 million and $551.0 million in the year-earlier periods.

Liquidity and Capital Resources

At September 28, 2019 and December 31, 2018, the company had cash and cash equivalents of $262.3 million and $509.3 million, respectively, of which $229.3 million and $394.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company’s current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company’s operations in the United States, the company would be required to pay withholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first nine months of 2019, the net amount of cash provided by the company’s operating activities was $363.2 million, the net amount of cash used for investing activities was $120.0 million, and the net amount of cash used for financing activities was $482.7 million. The effect of exchange rate changes on cash was a decrease of $7.6 million.

During the first nine months of 2018, the net amount of cash provided by the company’s operating activities was $9.6 million, the net amount of cash used for investing activities was $415.4 million, and the net amount of cash provided by financing activities was $138.5 million. The effect of exchange rate changes on cash was an increase of $11.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.3% at September 28, 2019 and 72.1% at December 31, 2018.

The net amount of cash provided by the company’s operating activities during the first nine months of 2019 was $363.2 million and was primarily due to income from operations. The net amount of cash provided by the company’s operating activities during the first nine months of 2018 was $9.6 million and was primarily due to an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital to support the increase in sales.

The change in cash provided by operating activities during the first nine months of 2019, compared to the year earlier period, relates primarily to decreased customer demand and a corresponding reduction in working capital, including inventory, which is consistent with the company's historical countercyclical cash flow in which the company generates strong cash flow in periods of decreased demand.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 18.2% in the third quarter of 2019 compared with 16.9% in the third quarter of 2018.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2019 was $120.0 million. The primary use of cash for investing activities included $113.1 million for capital expenditures. Capital expenditures for the first nine months of 2019 are related to investments in internally developed software and website functionality related to the digital business and the build out of a new distribution center within the EMEA region.

The net amount of cash used for investing activities during the first nine months of 2018 was $415.4 million. The uses of cash from investing activities included $331.6 million of cash consideration paid for acquired businesses and $104.9 million for capital expenditures. The sources of cash from investing activities included $32.0 million of proceeds from the sale of businesses. Capital expenditures for the first nine months of 2018 are related to relocation and infrastructure upgrades of the company’s data centers, and continued development of Digital and Cloud capabilities.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2019 was $482.7 million. The uses of cash from financing activities included $93.1 million of net payments for short-term borrowings, $97.0 million of net payments for long term borrowings, and $304.2 million of repurchases of common stock. The primary source of cash from financing activities during the first nine months of 2019 was $11.7 million of proceeds from the exercise of stock options.

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

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at September 28, 2019), which is based on the company’s credit ratings, or an effective interest rate of 3.00% at September 28, 2019. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at September 28, 2019. The company had $35.0 million in outstanding borrowings under the revolving credit facility at September 28, 2019 and no outstanding borrowings under the revolving credit facility at December 31, 2018. During the first nine months of 2019 and 2018, the average daily balance outstanding under the revolving credit facility was $35.0 million and $60.3 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at September 28, 2019 and December 31, 2018, respectively. During the first nine months of 2019 and 2018, the average daily balance outstanding under the commercial paper program was $790.2 million and $799.4 million, respectively. The program had a weighted-average effective interest rate of 2.74% at September 28, 2019.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the asset securitization program. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at September 28, 2019), or an effective interest rate of 2.49% at September 28, 2019. The facility fee is .40% of the total borrowing capacity. The company had $680.0 million and $810.0 million in outstanding borrowings under the asset securitization program at September 28, 2019 and December 31, 2018, respectively. During the first nine months of 2019 and 2018, the average daily balance outstanding under the asset securitization program was $1.0 billion and $925.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 28, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $75.0 million and $180.0 million of outstanding borrowings under the uncommitted lines of credit at September 28, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 2.88% at September 28, 2019. During the first nine months of 2019 and 2018, the average daily balance outstanding under the uncommitted lines of credit was $17.9 million and $23.1 million, respectively.

During March 2018, the company redeemed $300.0 million principal amount of its 3.00% notes due March 2018.

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company’s 6.00% notes due to mature in April 2020. The fair value of the 2019 swaps is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive income (loss)” and will be reclassified into income over the life of the anticipated debt issuance. Losses of $9.4 million and $16.2 million related to the 2019 swaps were recorded in other comprehensive income (loss), net of taxes, for the third quarter and first nine months of 2019. The 2019 swaps had a fair value of $(21.5) million as of September 28, 2019.

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

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of September 28, 2019 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	161,463	438,537
Total	$1,000,000	$561,463	$438,537
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

Except for the impairments disclosed in Notes D and E, there were no significant changes during the first nine months of 2019 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 (See Notes B and C).

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

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 28, 2019 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended September 28, 2019 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
June 30 through July 27, 2019	602,722	$69.35	602,722	$496,740
July 28 through August 24, 2019	314,105	70.39	311,905	474,789
August 25 through September 28, 2019	499,463	72.60	499,345	438,537
Total	1,416,290		1,413,972

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended September 28, 2019 is 2,318 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 5.	Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. During the third quarter ended September 28, 2019, the company determined that a limited number of non-executive employees in subsidiaries with offices located in the People’s Republic of China had initiated fifteen (15) unauthorized shipments of general purpose electronic components to resellers for re-export to customers located in the Islamic Republic of Iran between January 2017 and December 2018. These shipments require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act.
The aggregate gross revenue for these shipments was approximately sixty-five thousand six hundred and eighty-nine dollars, $66, the aggregate gross profit was three thousand nine hundred and five dollars, $4, and the aggregate net profit was de minimus. Promptly upon learning of these shipments, the company notified OFAC and BIS of the activities, conducted an internal investigation and terminated or disciplined the employees involved.
These shipments were not made in accordance with the company’s internal policies and procedures and the company does not intend to continue this activity and has been improving and will continue to improve procedural protections designed to prevent similar transactions from occurring in the future.

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

ARROW ELECTRONICS, INC.

Date:	November 7, 2019	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer