Form 10-K
period 2019-12-31
ARROW ELECTRONICS INC
filed 2020-02-13
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS INC
(Exact name of registrant as specified in its charter)

New York		11-1806155
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

9201 East Dry Creek Road		80112
Centennial	CO	(Zip Code)
(Address of principal executive offices)

(303)	824-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	ARW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $5,835,060,915.

There were 80,641,737 shares of Common Stock outstanding as of February 6, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 13, 2020 is incorporated by reference in Part III to the extent described therein.

PART I
Item 1.    Business.

Arrow Electronics, Inc. (the “company” or “Arrow”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and software that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946 and serves over 175,000 customers worldwide.

Arrow's diverse worldwide customer base consists of original equipment manufacturers (“OEMs”), value-added resellers (“VARs”), Managed Service Providers (“MSPs”), contract manufacturers (“CMs”), and other commercial customers. These customers include manufacturers of industrial equipment (such as machine tools, factory automation, and robotic equipment) and consumer products serving industries ranging from aerospace and defense, alternative energy, automotive and transportation, medical, professional services, and telecommunications, among others.

The company has two business segments, the global components business and the global enterprise computing solutions (“ECS”) business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs and MSPs through its global ECS business segment. For 2019, approximately 70% of the company's sales were from the global components business segment, and approximately 30% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 17 to the Consolidated Financial Statements.

The company maintains over 295 sales facilities and 41 distribution and value-added centers, serving over 90 countries. Both business segments have operations in each of the three largest electronics markets; the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia-Pacific regions. Through this network, Arrow guides innovation forward by helping its customers deliver new technologies, new materials, new ideas, and new electronics that improve businesses' performance and consumers' lives.

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

Global Components

Global components markets and distributes electronic components enabled by a comprehensive range of value-added capabilities. The company provides customers with the ability to deliver the latest technologies to the market through design engineering, global marketing and integration, global logistics, and supply chain management. The company offers the convenience of accessing, from a single source, multiple technologies and products from its suppliers with rapid or scheduled deliveries. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.
Within the global components business segment, net sales of approximately 72% consist of semiconductor products and related services; approximately 16% consist of passive, electro-mechanical, and interconnect products, such as capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 9% consist of computing and memory; and approximately 3% consist of other products and services.

Over the past three years, the global components business segment completed four strategic acquisitions to broaden its digital capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the global components business segment's portfolio of products and services offerings at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models.

In 2019, the company committed to a plan to dispose of its personal computer and mobility asset disposition business, whose past results have been included as part of the global components business.

Global ECS

The company's global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. Global ECS' portfolio of computing solutions includes data-center, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users. Global ECS works with VARs and MSPs to tailor complex IT solutions for their end-users. Customers have access to various services including engineering and integration support, warehousing and logistics, marketing resources, and authorized hardware and software training. Global ECS' suppliers benefit from demand creation, speed to market, and efficient supply chain management.

Within the global ECS business segment, net sales of approximately 39% consist of software, 37% consist of storage, 10% consist of industry standard servers, 6% consist of proprietary servers, and 8% consist of other products and services.

Over the past three years, the global ECS business segment completed one strategic acquisition to further expand its portfolio of products. Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services, software-defined architectures, hybrid and public cloud, and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 175,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs, MSPs, and OEMs. No single customer accounted for more than 2% of the company's 2019 consolidated sales.

The company's sales teams focus on an extensive portfolio of products and services to support customers' material management and production needs, including connecting customers to the company's field application engineers that provide technical support and serve as a gateway to the company's supplier partners. The company's sales representatives generally focus on a specific customer segment, particular product lines or a specific geography, and provide end-to-end product offerings and solutions with an emphasis on helping customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company's business does not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

No single supplier accounted for more than 9% of the company's consolidated sales in 2019. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers, MSPs, and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

Distribution Agreements

Certain agreements with suppliers protect the company against the potential write-down of inventories due to technological change or suppliers' price reductions. These contractual provisions typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in suppliers' list prices. As of December 31, 2019, this type of arrangement covered approximately 49% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the supplier, for credit, a defined portion of those inventory items purchased within a designated period of time.

A supplier, which elects to terminate a distribution agreement, may be required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2019, this type of repurchase arrangement covered approximately 50% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 19,300 employees worldwide as of December 31, 2019.

Available Information

The company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company's SEC filings are available to the public on the SEC's Web site at http://www.sec.gov and through the New York Stock Exchange (“NYSE”), 11 Wall Street, New York, New York 10005, on which the company's common stock is listed.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 13, 2020:

Name	Age	Position
Michael J. Long	61	Chairman, President, and Chief Executive Officer
W. Victor Gao	40	Senior Vice President, Chief Marketing Officer
Lily Y. Hughes	56	Senior Vice President, Chief Legal Officer
Sean J. Kerins	57	President, Arrow Global Enterprise Computing Solutions
Andy King	56	President, Arrow Global Components
Chuck Kostalnick	54	Senior Vice President, Chief Supply Chain Officer
Vincent P. Melvin	56	Senior Vice President, Chief Information Officer
M. Catherine Morris	61	Senior Vice President, Chief Strategy Officer
Chris D. Stansbury	54	Senior Vice President, Chief Financial Officer
Gretchen K. Zech	50	Senior Vice President, Chief Human Resources Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long has been Chairman of the Board of Directors, President, and Chief Executive Officer of the company for more than five years.

W. Victor Gao was appointed Senior Vice President, Chief Marketing Officer effective September 2019. Prior thereto he served as Vice President, Chief Marketing Officer from April 2018 to September 2019. Prior thereto he served as Vice President, Digital from January 2015 to April 2018.

Lily Y. Hughes was appointed Senior Vice President, Chief Legal Officer, and Corporate Secretary effective July 2019. She previously served as Senior Vice President, Chief Legal Officer, and Corporate Secretary of Public Storage from January 2015 to May 2019.

Sean J. Kerins has been President of Arrow Global Enterprise Computing Solutions for more than five years.

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

Item 1A. Risk Factors

Described below and throughout this report are certain risks that the company's management believes are applicable to the company's business and the industries in which it operates. If any of the described events occur, the company's business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company's business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers' inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the company.

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

The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company's business.

The company operates in a highly competitive international environment. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. The company also competes for customers with its suppliers. The size of the company's competitors varies across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing and margin pressure and the need for constant attention to improve service and product offerings and increase market share. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to changing customer needs, and quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. The company also faces competition from companies in the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company continues to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors, making it difficult to retain its market share. Further, there is no guarantee that the company's response to and growth in emerging technologies will be successful. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

The company may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it.

Global businesses are facing increasing risks of criminal, illegal, and other fraudulent acts.  The evolving nature of such threats, considering new and sophisticated methods used by criminals, including phishing, misrepresentation, social engineering and forgery, is making it increasingly difficult for the company to anticipate and adequately mitigate these risks. In addition, designing and implementing measures to defend against, prevent, and detect these types of activities are increasingly costly and invasive into the operations of the business.  As a result, the company could experience a material loss in the future to the extent that controls and other measures implemented to address these threats fail to prevent or detect such acts.

Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.

The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in the claims. While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company's ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where the company does business. The company's business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the associated damages. Although the company currently has product liability insurance, such insurance is limited in coverage and amount. Further, when relying on contractual liability exclusions, the company could lose customers if their claims are not addressed to their satisfaction.

Declines in value of the company's inventory could materially adversely affect its business.

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. Although many of the company's suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. These factors could have a material adverse effect on the company's business.

Tariffs may result in increased prices and could adversely affect the company's business and results of operations.

Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China, which have increased the prices of many of the products that the company purchases from its suppliers. The tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S., China or other countries, could result in further increased prices. While the company intends to pass price increases on to its customers, the effect of tariffs on prices may impact sales and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but the company cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of the company's businesses and customer demand for certain products which could have an adverse effect on its business and results of operations.

In addition, in the event that the company pays tariffs for products it imports from China which are then re-exported to other locations outside of the United States, the company may be eligible for refunds of certain tariffs. In order to qualify for these tariff drawbacks, the company must provide data and documentation to the U.S. government that it must obtain from third-party sources, such as its suppliers. There is no guarantee the company will be able to obtain this additional data and documentation from those other sources, which could result in the U.S. government rejecting the drawback requests. Further, there are additional administrative costs expended by the company in furtherance of these efforts. Finally, due to the backlog of drawback applications, the U.S. government has been slow in issuing the associated drawback refunds. The company’s inability to obtain the drawback refunds or significant delays in receiving them could result in a material adverse effect on the company’s business.

The company is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. In the event of non-compliance, the company can face serious consequences, which can harm its business.

The company is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations (“EAR”), U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls (“OFAC”). Products the company sells which are either manufactured in the United States or based on U.S. technology ("U.S. Products") are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Licenses or proper license exemptions may be required by local jurisdictions' export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates. Non-compliance with the EAR, OFAC regulations, or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company's business. For example, in 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4.8 million, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company voluntarily reported these activities to OFAC and the United States Department of Commerce's Bureau of Industry and Security (“BIS”), conducted an internal investigation and terminated or disciplined the employees involved. The company has cooperated fully and intends to continue to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties, which the company is currently not able to estimate.

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other state and national anti-bribery and anti-money laundering laws in the countries in which it conducts business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The company engages third parties to provide services. The company can be held liable for the corrupt or other illegal activities of its employees, agents, and contractors, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. Two sites for which the company assumed responsibility as part of the Wyle Electronics ("Wyle") acquisition are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama. The company was also named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. That lawsuit was ultimately settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing regulations are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2019, the company had cash and cash equivalents of $300.1 million. In addition, the company currently has access to committed credit lines of $2.0 billion and a committed North America asset securitization program of $1.2 billion, of which the company had outstanding borrowings of $410.0 million at December 31, 2019. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs. The company's ability to obtain external financing is affected by various factors, including general financial market conditions and the company's debt ratings. Further, any increase in the company's level of debt or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company's current debt rating or tightening of credit availability could impair the company's ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants. For example, the company's existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. An increase in the company's financing costs or loss of access to cost-effective capital resources could have a material adverse effect on the company's business.

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

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

The company's revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and connector), and IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 49%, 45%, and 46%, of the company's consolidated sales in 2019, 2018, and 2017, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2019, 2018, and 2017, approximately 60%, 59%, and 58%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	import and export tariffs, duties and value-added taxes;

•	transportation delays and interruptions;

•	the burden and cost of compliance with complex multi-national tax laws and regulations;

•	uncertainties arising from local business practices and cultural considerations;

•	foreign laws that potentially discriminate against companies which are headquartered outside that jurisdiction;

•	stringent antitrust regulations in local jurisdictions;

•	volatility associated with sovereign debt of certain international economies;

•	the uncertainty surrounding the implementation and effects of Brexit;

•	potential military conflicts and political risks; and

•	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

Also, the company's gross margins in the components business in the Asia-Pacific region tend to be lower than those in the other markets in which the company sells products and services. If sales in this market increases as a percentage of overall sales, consolidated gross margins will be lower. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, such risks could have a material adverse effect on its business.

Moreover, the company's effective tax rate may be adversely impacted by, among other things, changes in the mix of earnings among countries having different statutory tax rates, changes in the valuation of deferred tax assets, and certain international tax policy efforts, including the Organization for Economic Co-operation and Development's Base Erosion and Profit Shifting Project, the European Commission's state aid investigations, and other initiatives adversely affecting taxation of international businesses. Furthermore, many of the countries where the company is subject to taxes are independently evaluating their tax policy and some have already passed tax legislation which affect international businesses.  For instance, on December 22, 2017, the U.S. federal government enacted tax legislation ("Tax Act"), which significantly changed the tax laws by favorably reducing the corporate federal tax rate (35% to 21%) and moving to a territorial system, while simultaneously imposing an unfavorable one-time tax on accumulated foreign earnings, limiting deductibility of certain import related costs, including interest expense, and creating a new tax on certain international activities. Additionally, tax returns are subject to periodic audits by U.S. and foreign tax authorities, and these audits may result in allocations of income and/or deductions that may result in tax assessments different from amounts that have been estimated. The company regularly assesses the likelihood of adverse outcomes resulting from these audits to determine the adequacy of the company's provision for taxes. Such tax changes, to the extent they are brought against the company, could increase the effective tax rates in many of the countries where the company has operations and ultimately could have an adverse effect on overall tax liability, along with increasing the complexity, burden and cost of tax compliance, all of which could impact the company's operating results, cash flows, and financial condition.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the company's history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

•	effectively combining the acquired operations, technologies, or products;

•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;

•	not realizing the anticipated financial benefit from the acquired companies;

•	diversion of management's attention;

•	negative effects on existing customer and supplier relationships; and

•	potential loss of key employees of the acquired companies.

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

For example, during the second quarter of 2019, based in part on the company's downward revision of forecasted future earnings and the decision to wind down its personal computer and mobility asset disposition business, the company conducted an interim goodwill impairment analysis related to the Americas components and Asia-Pacific components reporting units. As a result of the impairment analysis, the company recorded a non-cash goodwill impairment charge of approximately $570.2 million. Additionally, the company recorded a non-cash trade name impairment charge of $46.0 million in connection with an initiative to further integrate two global components businesses.

Refer to Notes 1 and 4 of the Notes to the Consolidated Financial Statements and “Critical Accounting Policies” in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

A decline in general economic conditions, a substantial increase in market interest rates, or the company's inability to meet long term working capital or operating income projections could impact future valuations of the company's reporting units, and the company could be required to record an impairment charge in the future, which could impact the company's consolidated balance sheets, as well as the company's consolidated statements of operations. If the company were required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North America asset securitization program, and other outstanding borrowings.
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

The company's success depends upon its key executives and the strategies they develop.

Any failure to attract and retain necessary talent may materially and adversely affect the company's business, prospects, financial condition, and results of operations. The company's success depends, to a significant extent, on the capability, expertise, and continued services of its senior management team. The company relies on the expertise and experience of certain key executives in developing business strategies, business operations, and maintaining relationships with customers and suppliers. If the company were to lose any of its key executives, it may not be able to find a suitable replacement with comparable knowledge and experience. The company may also need to offer better remuneration and other benefits to attract and retain key executives and therefore cannot be assured that costs and expenses will not increase significantly as a result of increased talent acquisition and retention cost.

Cyber security and privacy breaches may hurt the company's business, damage its reputation, increase its costs, and cause losses.

The company's information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to the company's operations and/or loss or disclosure of, or damage to, the company's or any of its customer's or supplier's data, confidential information, or reputation. The company's information technology systems security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers, or suppliers to disclose sensitive information in order to gain access to the company's data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to the company's reputation, loss of competitive advantage, and a loss of confidence in the security of the company's information technology systems that could potentially have an impact on the company's business. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage the company's information technology systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive measures. Further, third parties, such as hosted solution providers, that provide services for the company's operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The company makes investments seeking to address risks and vulnerabilities, including ongoing monitoring, updating networks and systems, and personnel awareness training of potential cybersecurity threats to help ensure employees remain diligent in identifying potential risks. In addition, the company has deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. As part of the company's regular review of potential risks, the company analyzes emerging cyber security threats as well as the company's plan and strategies to address them and presents them to senior management. Although the company has developed systems and processes that are designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the company incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps.

Also, global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The company's failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against the company by governmental entities or others. Although the company has insurance coverage for protecting against loss from cyber security and privacy risks, it may not be sufficient to cover all possible claims, and the company may suffer losses that could have a material adverse effect on its business.

Restrictions on immigration or changes in immigration laws could limit the company's access to qualified and skilled professionals, increase the cost of doing business, or otherwise disrupt operations.

Restrictions on immigration or changes in immigration laws could limit the company's access to qualified and skilled professionals, increase the cost of doing business, or otherwise disrupt operations. The success of portions of the company's business is dependent on its ability to recruit engineers and other professionals. Immigration laws in the U.S. and other countries in which the company operates are subject to legislative changes, as well as variations in the standards of application and enforcement due to political forces and economic conditions. It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or renewing work visas. If immigration laws are changed or if new more restrictive government regulations are enacted or increased, the company's access to qualified and skilled professionals may be limited, the costs of doing business may increase or operations may be disrupted.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company's business.

The company's current global operations reside on multiple technology platforms.  The size and complexity of the company's computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. The company relies on a global enterprise resource planning ("ERP") system to standardize its global components processes worldwide and adopt best-in-class capabilities. The company committed significant resources to this new ERP system, which replaced multiple legacy systems of the company. This conversion was extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. To date, the company has not experienced any identifiable significant issues. Failure to properly or adequately address any unaccounted for or unforeseen issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future.

Certain of the company's products and services include intellectual property owned primarily by the company's third party suppliers and, to a lesser extent, the company itself. Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit, software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself or when it combines multiple technologies of its suppliers for which it may have limited or no indemnification protections. In any dispute involving products or services that incorporate intellectual property from multiple sources or is developed, licensed by the company, or obtained through acquisition, the company's customers could also become the targets of litigation. The company may be obligated in many instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party's intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

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

General business conditions are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt the company’s business.

The company is vulnerable to the general economic effects of epidemics and other public health crises, such as the novel strain of coronavirus reported to have surfaced in Wuhan, China in 2019.  Due to the recent outbreak of the coronavirus, there has been a substantial curtailment of travel and business activities, particularly to and from China.  China has also limited the shipment of products in and out of its borders, which could negatively impact the company’s ability to receive products from its China-based suppliers and its ability to ship products to customers in that region.   In addition, the company has significant operations in China and it is uncertain how long the threat will last or when trade restrictions will be lifted.  Further, the epidemic could have a negative impact on operations outside of China.  Supply chain disruptions could negatively impact the company’s sales in EMEA and North America.  If not resolved quickly, the impact of the epidemic could have a material adverse effect on the company’s business.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company has executive offices located in Centennial, Colorado under a long-term lease expiring in 2033. The company leases six major warehouses and logistics centers with 2.2 million square feet of space located in Reno, Nevada, Phoenix, Arizona, Solon, Ohio, Venlo, Netherlands, Hong Kong, and Shenzhen, China. The company has 35 smaller distribution centers with 1.1 million square feet of space located throughout the Americas, EMEA, and Asia-Pacific regions. The company believes its facilities are well maintained and suitable for company operations. We do not anticipate significant difficulty in renewing our leases as they expire or securing replacement facilities.

Item 3.    Legal Proceedings.

Environmental and Related Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110.0 million and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. As further discussed in Note 16 of the Notes to the Consolidated Financial Statements, the Huntsville, Alabama site is subject to a consent decree, entered into in February 2015, between the company and the Alabama Department of Environmental Management (“ADEM”). The Norco, California site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control (the “DTSC”). In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

Accruals for environmental liabilities are included in “Accrued expenses” and “Other liabilities” in the company's consolidated balance sheets.

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

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4.8 million, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department's Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce's Bureau of Industry and Security (“BIS”), conducted an internal investigation and terminated or disciplined the employees involved. The company has cooperated fully and intends to continue to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties, which we are currently not able to estimate.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: “ARW”).

Record Holders

On February 6, 2020, there were approximately 1,409 shareholders of record of the company's common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	2,850,763	$71.26	7,622,287
Total	2,850,763	$71.26	7,622,287

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's MidCap 400 Index (“S&P 400 Stock Index”) and the average performance of a group consisting of the company's peer companies (“Peer Group”) on a line-of-business basis. During 2019, the companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flex Ltd., Jabil, Inc., Tech Data Corporation, and WESCO International, Inc. The graph assumes $100 invested on December 31, 2014 in the company, the S&P 400 Stock Index, and the Peer Group. Total return indicies reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2014	2015	2016	2017	2018	2019
Arrow Electronics	100	94	123	139	119	146
Peer Group	100	96	114	126	91	146
S&P 400 Midcap Stock Index	100	98	118	137	122	154

Issuer Purchases of Equity Securities

The following table shows the company's Board of Directors (the “Board”) approved share-repurchase programs as of December 31, 2019 (in thousands except share and per share data):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	261,463	338,537
Total	$1,000,000	$661,463	$338,537
The following table shows the share-repurchase activity for the quarter ended December 31, 2019 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 through October 26, 2019	268,316	$74.54	268,316	$418,538
October 27 through November 23, 2019	294,563	79.44	294,563	395,138
November 24 through December 31, 2019	685,778	82.55	685,661	338,537
Total	1,248,657		1,248,540

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended December 31, 2019 is 117 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data).

For the years ended December 31:	2019 (a)	2018 (b)	2017 (c)	2016 (d)	2015 (e)
Sales	$28,916,847	$29,676,768	$26,554,563	$23,487,872	$23,282,020
Gross profit	3,298,381	3,700,912	3,356,968	3,144,322	3,035,250
Operating income	107,696	1,147,512	945,736	876,826	824,482
Net income (loss) attributable to shareholders	(204,087)	716,195	402,176	522,815	497,726
Net income (loss) per share:
Basic	$(2.44)	$8.19	$4.54	$5.75	$5.26
Diluted	$(2.44)	$8.10	$4.48	$5.68	$5.20

At December 31:
Accounts receivable, net and inventories	$11,959,807	$12,824,141	$11,428,106	$9,566,080	$8,627,908
Total assets	16,400,796	17,784,445	16,459,267	14,203,479	13,021,930
Long-term debt	2,640,129	3,239,115	2,933,045	2,696,334	2,380,575
Shareholders' equity	4,811,919	5,324,990	4,949,255	4,411,136	4,142,443

Amounts discussed below are before tax except for amounts related to the effects of certain tax items.

(a)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $48.1 million, loss on disposition of businesses, net of $21.3 million, impairments of $698.2 million, and restructuring, integration, and other charges of $89.8 million. Net income attributable to shareholders also includes a net gain on investment of $11.8 million, pension settlement of $20.1 million, and tax expense of $21.7 million related to the repatriation of foreign earnings, the wind down of the personal computer and mobility asset disposition business, and the Tax Act.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment.  The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment.  For 2019, approximately 70% of the company's sales were from the global components business segment and approximately 30% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for 2019 decreased by 2.6% compared with the year-earlier period. The decrease for 2019 was driven by a 2.9% decrease in the global components business segment sales and a 1.7% decrease in global ECS business segment sales. Adjusted for the change in foreign currencies, dispositions, and the closure of the company's personal computer and mobility asset disposition business, consolidated sales growth was flat in 2019 compared with the year-earlier period.

The company committed to a plan to close the company's personal computer and mobility asset disposition business (referred to as the “wind down”), whose past results have been included as part of the global components business segment. As a result of the wind down, the company incurred charges of $105.2 million for 2019. The charges include $74.9 million of non-cash impairments of certain long-lived and intangible assets, loss on disposition of businesses, net, of $21.3 million, cash personnel charges, and other exit and disposal costs.

The company recorded a non-cash charge of $22.3 million in 2019 primarily related to a subset of inventory held by its digital business within global components. The company made the decision to narrow its digital inventory offerings during the second quarter of 2019 and is disposing of its existing inventory of these products and does not expect to fully realize their carrying values.

The company recorded a charge of $18.0 million in 2019 related to the receivables and inventory of its Arrow Financing Solutions business (“AFS”) within global components. This business provided financing in the form of notes to start-ups as a strategy to capture new business opportunities. The company decided that it will no longer provide notes to its components customers. The company expects that this decision will adversely impact the ability of the customers to repay their notes and trade receivables. During the second quarter of 2019, the company recorded reserves on the receivables and write-downs on customer specific inventory for which the company has no alternative use.

Net income attributable to shareholders decreased to a net loss of $204.1 million in 2019 compared with net income of $716.2 million in the year-earlier period. The following items impacted the comparability of the company's results for the years ended December 31, 2019 and 2018, all amounts are before tax except for amounts related to the effects of tax changes:

•	goodwill and other impairments of $623.8 million in 2019;

•	Digital inventory write-downs, net of $22.3 million in 2019;

•	AFS notes receivables reserves and inventory write-downs, net of $18.0 million in 2019;

•	losses from wind down of business of $162.4 million in 2019 and $19.7 million in 2018;

•	restructuring, integration, and other charges (excluding the impact of wind down) of $78.4 million in 2019 and $49.3 million in 2018;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $42.4 million in 2019 and $38.2 million million in 2018;

•	net gain on investments of $11.8 million in 2019 and net loss on investments of $14.2 million in 2018;

•	loss on disposition of businesses, net, of $1.9 million in 2019 and $3.6 million in 2018;

•	pension settlement of $20.1 million in 2019 and $1.7 million in 2018;

•	income tax expense of $1.7 million in 2019 related to repatriation of foreign earnings and the Tax Act, and income tax benefit of $28.3 million in 2018 related to the Tax Act;

•	income tax expense of $20.0 million related to the wind down of business; and

•	interest expense of $0.7 million for 2019 related to an uncertain tax position related to the impact of the Tax Act.

Excluding the aforementioned items, net income attributable to shareholders decreased to $636.5 million in 2019 compared with $777.6 million in the year-earlier period.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•
Sales, gross profit, and operating expenses as adjusted for the impact of changes in foreign currencies (referred to as changes in foreign currencies) by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company's operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as dispositions), the impact of the company's personal computer and mobility asset disposition business (referred to as wind down), the impact of inventory write-downs related to the digital business (referred to as “digital inventory write-downs and recoveries”), and the impact of the notes receivable reserves and inventory write-downs related to the AFS business (referred to as “AFS notes receivable reserves and credits” and “AFS inventory write-downs and recoveries,” respectively).

•
Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, and the impact of wind down.

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, the impact of wind down, pension settlements, net gains and losses on investments, and certain tax adjustments including related interest expense.

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

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2019	2018	Change
Consolidated sales, as reported	$28,917	$29,677	(2.6)%
Impact of changes in foreign currencies	—	(513)
Impact of dispositions and wind down*	(252)	(496)
Consolidated sales, as adjusted*	$28,665	$28,667	flat

Global components sales, as reported	$20,251	$20,857	(2.9)%
Impact of changes in foreign currencies	—	(338)
Impact of dispositions and wind down	(240)	(416)
Global components sales, as adjusted*	$20,010	$20,103	(0.5)%

Global ECS sales, as reported	$8,666	$8,820	(1.7)%
Impact of changes in foreign currencies	—	(175)
Impact of dispositions	(11)	(80)
Global ECS sales, as adjusted*	$8,655	$8,564	1.1%
* The sum of the components for sales and sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for 2019 decreased by $759.9 million, or 2.6%, compared with the year-earlier period. The decrease in 2019 was driven by a decrease in global components business segment sales of $606.1 million, or 2.9%, and a decrease in global ECS business segment sales of $153.8 million, or 1.7%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies, and dispositions and wind down, the company's consolidated sales were flat in 2019, compared with the year-earlier period.

In the global components business segment, sales for 2019 decreased 2.9% compared with the year-earlier period, primarily driven by broad declines in demand in the Americas region, largely offset by stronger demand in the Asia region. The wind down of the company's personal computer and mobility asset disposition business and changes in foreign exchange rates in the EMEA region also contributed meaningfully to the decline year over year. Adjusted for the impact of changes in foreign currencies and wind down, the company's global components business segment sales decreased by 0.5% in 2019, compared with the year-earlier period.

In the global ECS business segment, sales for 2019 decreased 1.7% compared with the year-earlier period. The decrease was primarily attributable to the disposition of two non-core businesses and changes in foreign exchange rates. Adjusted for the impact of changes in foreign currencies and dispositions, the company's global ECS business segment sales increased by 1.1% in 2019, compared with the year-earlier period.

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2019	2018	Change
Consolidated gross profit, as reported	$3,298	$3,701	(10.9)%
Impact of changes in foreign currencies	—	(77)
Impact of disposition and wind down	(3)	(85)
Digital and AFS inventory write-downs and credits	24	—
Consolidated gross profit, as adjusted*	$3,320	$3,539	(6.2)%
Consolidated gross profit as a percentage of sales, as reported	11.4%	12.5%	(110)	bps
Consolidated gross profit as a percentage of sales, as adjusted	11.6%	12.3%	(70)	bps
* The sum of the components for gross profit as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $3.3 billion and $3.7 billion for 2019 and 2018, respectively. Adjusted for the impact of changes in foreign currencies, dispositions and wind down, and the Digital and AFS inventory write-downs, net, gross profit decreased 6.2% in 2019 compared with the year-earlier period. Gross profit margins in 2019, as adjusted, decreased by approximately 70 bps compared with the year-earlier period primarily due to a shift in product mix as well as regional mix.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2019	2018	Change
Selling, general, and administrative expenses, as reported	$2,192	$2,303	(4.8)%
Depreciation and amortization, as reported	190	186	1.8%
Operating expenses, as reported*	$2,381	$2,489	(4.3)%
Impact of changes in foreign currencies	—	(49)
Impact of dispositions and wind down	(60)	(93)
AFS notes receivable (reserves) and credits	(16)	—
Operating expenses, as adjusted	$2,305	$2,347	(1.8)%
Operating expenses as a percentage of sales, as reported	8.2%	8.4%	(20)	bps
Operating expenses as a percentage of sales, as adjusted	8.0%	8.2%	(20)	bps
* The sum of the components for operating expenses, as reported, may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses decreased by $111.4 million, or 4.8%, in 2019, on a sales decrease of 2.6%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 7.6% and 7.8% for 2019 and 2018, respectively.

Depreciation and amortization expense as a percentage of operating expenses was 8.0% for 2019 compared with 7.5% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $48.1 million for 2019 compared to $49.4 million for 2018.

Adjusted for the impact of changes in foreign currencies dispositions, and AFS notes receivables reserves and credits, operating expenses as a percentage of sales for 2019 were 8.0% compared to 8.2% for 2018. The decline in operating expense as a percentage of sales reflects the operational efficiencies the company achieved to align costs to the business mix, which included actions taken as part of the operating expense reduction program announced in July 2019.

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

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101.0 million. As a result of the company's decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite. The company is now amortizing these trade names over their estimated remaining useful life. The trade names were tested for impairment during the second quarter as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55.0 million using the relief from royalty method and recorded a non-cash impairment charge of $46.0 million ($34.7 million net of tax). The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade name as integration to the Arrow brand occurs over the estimated remaining useful life.

During the second quarter of 2019, as a result of the company's downward revision of forecasted future earnings previously disclosed on July 15, 2019 and the decision to wind down the company's personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis resulted in a partial goodwill impairment charge of $509.0 million ($457.8 million net of tax) with approximately $600.0 million of goodwill remaining within the Americas components reporting unit and full impairment charge of $61.2 million ($61.2 million net of tax) within the Asia-Pacific reporting unit.
The company tested goodwill for impairment as part of the annual process, as of the first day of the fourth quarter. The company, used the income approach to estimate the fair value of the company's reporting units, with the exception of Asia-Pacific as the reporting unit's goodwill was previously fully impaired. The company's reporting units are defined as each of the three regional businesses within the global components business segment (Americas, EMEA, and Asia-Pacific), each of the two regional businesses within the global ECS business segment (North America and EMEA), and eInfochips. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. As of the first day of the fourth quarters of 2019 and 2018, the company's annual impairment testing did not indicate impairment at any of the company's reporting units. The fair value of the Americas and EMEA reporting units within the global components business segment, the fair value of the North America and EMEA reporting units within the global ECS business segment, and the fair value of the eInfochips reporting unit exceeded their carrying values by approximately 3%, 110%, 509%, 221%, and 6%, respectively.
As a result of the second quarter impairment within Americas components and the recent acquisition in 2018 of eInfochips, these reports units are highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. As the Americas components and eInfochips reporting units had 3% and 6% excess fair value over their carrying values as of the first day of the fourth quarter, the remaining goodwill of $603.5 million and $197.2 million, respectively, is susceptible to future period impairments. For example, a 100 basis point decrease in forecasted gross profit margin for Americas components could result in a full impairment of the remaining $603.5 million of goodwill, absent other inputs improving. Similarly, a 100 basis point decrease in forecasted gross profit margin for eInfochips could result in a full impairment of the $197.2 million of goodwill, absent other inputs improving. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2019 Charges

In 2019, the company recorded restructuring, integration, and other charges of $89.8 million, which includes $22.3 million related to initiatives taken by the company during 2019 to improve operating efficiencies and personnel charges of $46.0 million related to the operating expense reduction program previously disclosed in July 2019.

2018 Charges

In 2018, the company recorded restructuring, integration, and other charges of $60.4 million, which includes $23.7 million related to initiatives taken by the company during 2018 to improve operating efficiencies, acquisition-related expenses of $10.2 million, and $11.2 million in charges related to relocation and infrastructure upgrades of the company's data centers and other centralization efforts to maximize operating efficiencies.

As of December 31, 2019, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 10, “Restructuring, Integration, and Other Charges” of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Loss on Disposition of Businesses, Net

During 2019, the company recorded a loss on disposition of businesses, net of $21.3 million primarily related to the reclassification of cumulative translation adjustment to earnings upon the sale of three businesses which were part of the company's personal computer and mobility asset disposition business.

During 2018, the company recorded a loss on disposition of businesses, net of $3.6 million, related to the sale of two non-strategic businesses.

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2019	2018	Change
Consolidated operating income, as reported	$108	$1,148	(90.6)%
Identifiable intangible asset amortization**	42	38
Restructuring, integration, and other charges**	78	49
Loss on disposition of businesses, net**	2	4
AFS notes receivable reserve and inventory write-downs (credits)	18	—
Digital inventory write-downs	22	—
Goodwill and other impairments**	624	—
Impact of wind down**	162	20
Consolidated operating income, as adjusted*	$1,057	$1,259	(16.0)%
Consolidated operating income as a percentage of sales, as reported	0.4%	3.9%	(350)	bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.7%	4.2%	(50)	bps
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

The company recorded operating income of $107.7 million, or 0.4% of sales, in 2019 compared with operating income of $1.1 billion, or 3.9% of sales, in 2018.  Operating income, as adjusted, was $1.1 billion, or 3.7% of sales, in 2019 compared with operating income, as adjusted, of $1.3 billion, or 4.2% of sales, in 2018. Operating margins, as adjusted, decreased 50 bps compared with the year-earlier period. Operating margin declines were primarily due to the global components business driven by a shift in regional mix due to growth in Asia, offset by operating margin improvement in the global ECS business driven by favorable product mix.

Gain (Loss) on Investments, Net

During 2019 and 2018, the company recorded a net gain of $11.8 million and a net loss of $14.2 million, respectively, related to changes in fair value of certain investments.

Pension Settlements

In 2019, the company entered into a settlement for the remaining portion of its Wyle defined benefit plan under which participants received benefits through lump sum payments and an insurance annuity contract. The settlement of $59.3 million was completed during October 2019, and the company recorded settlement expense of $20.1 million, which is recorded in the “Employee benefit plan expense, net” line item in the company's consolidated statements of operations. Prior to terminating the plan, the company adopted an amendment to the plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. The company has decided to terminate the plan to reduce administrative burdens.

During 2018, the company recorded settlement expense of $1.7 million upon terminating a defined benefit plan acquired in a prior period acquisition.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $203.7 million for 2019, compared with $214.8 million in the year-earlier period. The decrease for 2019 primarily relates to lower average debt outstanding, an increase in interest and dividend income, and amortization of amounts excluded from the assessment of hedge effectiveness for net investment hedges (see Note 8). The increase in interest and dividend income is attributable to an increase in the average cash balances with the company’s cash pooling arrangements.

Income Taxes

For the year ended December 31, 2019, the company recorded provision for income taxes of $88.3 million, equivalent to an effective tax rate of (79.0)%. The company's provision for income taxes and effective tax rates are impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, the impact of the Tax Act, gain on investments, AFS reserves and credits, Digital inventory write downs, impairments of goodwill and other long-lived assets, pension settlements, certain other tax adjustments, and the impact of the wind down. Excluding the impact of the aforementioned items, the company's effective tax rate for 2019 was 24.3%.

For the year ended December 31, 2018, the company recorded provision for income taxes of $187.8 million, equivalent to an effective tax rate of 20.7%. The company's provision for income taxes and effective tax rates are impacted by such costs as restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, net, loss on investments, net, pension settlements, the impact of the wind down, and the Tax Act. Excluding the impact of the aforementioned items, the company's effective tax rate for 2018 was 24.4%.

The company's effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The decrease in the effective tax rate from 20.7% for 2018 to (79.0)% for 2019 is primarily driven by impairments of goodwill and other long-lived assets discussed above, changes in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules.

During the fourth quarter of 2017, the company recorded a net charge of $124.7 million in provisional tax due to the Tax Act, in accordance with the U.S. Securities and Exchange Commission's Staff Accounting Bulletin (“SAB 118”). During the fourth quarter of 2018, the company completed its analysis of the impact from the Tax Act and recorded a $28.3 million tax benefit as an adjustment to the Transition tax on non-U.S. subsidiaries' unremitted earnings. The impact of the Tax Act is further described in the accompanying Notes to Consolidated Financial Statements (Note 9).

As of December 31, 2018, after considering the impact of taxable losses, tax payments, tax credits, and other tax accruals, the company's remaining long-term cash tax payable for one-time transition tax on foreign unremitted earnings is $30.9 million.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2019	2018
Net income (loss) attributable to shareholders, as reported	$(204)	$716
Identifiable intangible asset amortization**	42	37
Restructuring, integration, and other charges**	78	49
Loss on disposition of businesses, net**	2	4
(Gain) loss on investments, net	(12)	14
AFS notes receivable reserves and inventory write-downs (credits)	18	—
Digital inventory write-downs and credits	22	—
Goodwill and other impairments**	624	—
Impact of wind down**	162	20
Interest expense related to tax adjustments	1	—
Pension settlements	20	2
Tax effect of adjustments above	(139)	(36)
Tax Act and other tax adjustments	22	(28)
Net income attributable to shareholders, as adjusted*	$636	$778
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

The company recorded net loss attributable to shareholders of $204.1 million for 2019, compared with net income attributable to shareholders of $716.2 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $636.5 million for 2019, compared with $777.6 million in the year-earlier period.

Liquidity and Capital Resources

At December 31, 2019 and 2018, the company had cash and cash equivalents of $300.1 million and $509.3 million, respectively, of which $277.7 million and $394.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. The company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result had not provided for taxes on foreign earnings. However, to achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest $3.3 billion of its foreign earnings, of which $761 million was distributed to the U.S. by December 31, 2019, and the remainder will be available for distribution in future periods. As a result, the company is no longer indefinitely reinvesting the residual identified $2.5 billion equivalent of foreign earnings as of December 31, 2019. The company continues to indefinitely reinvest the remaining $1.1 billion of undistributed earnings of its foreign subsidiaries. If these funds were to be needed for the company's operations in the United States, the company would be required to pay withholding and other taxes related to distributions to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During 2019, the net amount of cash provided by the company's operating activities was $858.0 million, the net amount of cash used for investing activities was $173.6 million, and the net amount of cash used for financing activities was $906.4 million. The effect of exchange rate changes on cash was an increase of $12.7 million.

During 2018, the net amount of cash provided by the company's operating activities was $272.7 million, the net amount of cash used for investing activities was $463.0 million, and the net amount of cash used for financing activities was $36.8 million. The effect of exchange rate changes on cash was an increase of $6.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.9% and 72.1% at December 31, 2019 and 2018, respectively.

The net amount of cash provided by the company's operating activities during 2019 was $858.0 million and was primarily due to earnings from operations adjusted for non-cash items. The net amount of cash provided by the company's operating activities during 2018 was $272.7 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

The change in cash provided by operating activities during 2019, compared to the year earlier period, relates primarily to slowing growth in customer demand and a corresponding reduction in working capital, including inventory, which is consistent with the company's historical countercyclical cash flow in which the company generates strong cash flow in periods of decreased demand.

Working capital, as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.7% and 16.4% in 2019 and 2018, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2019 was $173.6 million. The primary use of cash for investing activities included $143.2 million for capital expenditures, $13.1 million of cash payments related to the disposition of businesses, and $7.6 million related to the acquisition of a customer relationship intangible asset. Capital expenditures in 2019 are primarily related to investments in internally developed software and website functionality related to the digital business and the build out of a new distribution center within the EMEA region.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2019 was $906.4 million. The uses of cash from financing activities included $113.9 million of net payments for short-term borrowings, $405.0 million of net payments for long term borrowings, and $404.2 million of repurchases of common stock. The primary source of cash from financing activities during 2019 was $16.9 million of proceeds from the exercise of stock options.

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

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at December 31, 2019), which is based on the company's credit ratings, or an effective interest rate of 2.72% at December 31, 2019. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at December 31, 2019. The company had $10.0 million in outstanding borrowings under the revolving credit facility at December 31, 2019 and no outstanding borrowings under the revolving credit facility at December 31, 2018. During the years ended December 31, 2019 and 2018, the average daily balance outstanding under the revolving credit facility was $32.1 million and $55.3 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program as of December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the average daily balance outstanding under the commercial paper program was $690.2 million and $807.8 million, respectively. The commercial paper program had an effective interest rate of 2.24% for the year-ended December 31, 2019.

The company has a North America asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures in June 2021. The company may borrow up to $1.2 billion under the program. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at December 31, 2019), or an effective interest rate of 2.18% at December 31, 2019.  The facility fee is .40% of the total borrowing capacity. The company had $400.0 million and $810.0 million in outstanding borrowings under the program at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the average daily balance outstanding under the program was $1.0 billion and $969.0 million, respectively.

Both the revolving credit facility and North America asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $60.0 million in outstanding borrowings under the uncommitted lines of credit at December 31, 2019 and $180.0 million in outstanding borrowings at December 31, 2018. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 2.61% at December 31, 2019. During 2019 and 2018, the average daily balance outstanding under the uncommitted lines of credit was $22.8 million and $22.7 million, respectively.

During March 2018, the company redeemed $300.0 million principal amount of its 3.00% notes due March 2018.

In 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company's 6.00% notes due to mature in April 2020. The fair value of the 2019 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in “Accumulated other comprehensive income (loss)” and will be reclassified into income over the life of the anticipated debt issuance. Losses of $8.8 million related to the 2019 swaps were recorded in other comprehensive income (loss), net of taxes, for 2019. The 2019 swaps had a fair value of $(11.6) million as of December 31, 2019.

In the normal course of business certain of the company's subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company's consolidated balance sheets. Financing costs related to these transactions are included in “Interest and other financing expense, net” in the company's consolidated statements of operations.

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility and North American asset securitization program, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to capital markets, if needed. The company continually evaluates liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

Payments due under contractual obligations at December 31, 2019 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$331,431	$885,996	$803,260	$950,873	$2,971,560
Interest on long-term debt	102,305	169,645	117,869	79,180	468,999
Operating leases	75,841	109,584	66,142	129,834	381,401
Purchase obligations (a)	4,639,850	394,332	32,336	7,550	5,074,068
Other (b)	20,445	25,390	13,301	17,556	76,692
	$5,169,872	$1,584,947	$1,032,908	$1,184,993	$8,972,720

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2019. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes amounts relating to the Tax Act transition tax payable, personnel and certain other costs resulting from restructuring and integration activities, and other miscellaneous contractual obligations.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2019, the company's pro-rata share of this debt was approximately $1.7 million.

At December 31, 2019, the company had a liability for unrecognized tax positions of $53.0 million. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities' income tax examination processes. Material changes are not expected, however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2020. Currently, the company is unable to make a reasonable estimate of when tax cash settlement would occur and how it would impact the effective tax rate.

Share-Repurchase Programs

The following table shows the company's Board of Directors (the “Board”) approved share-repurchase programs as of December 31, 2019:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	261,463	338,537
Total	$1,000,000	$661,463	$338,537

Off-Balance Sheet Arrangements

During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023. The program is conducted through Arrow EMEA Funding Corp B.V., a bankruptcy remote entity. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold under the programs are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The entire purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to the unaffiliated financial institution.

The company continues servicing the receivables sold and in exchange receives a servicing fee under the program. Servicing fees related to the EMEA securitization program are not expected to be material. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The company recognizes revenue as control of products is transferred to customers, which generally happens at the point of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material. The company allows its customers to return product for exchange or credit in limited circumstances. A liability is recorded at the time of sale for estimated product returns based upon historical experience. The company also provides volume rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience. Tariffs are included in sales as the company has enforceable rights to additional consideration to cover the cost of tariffs. Other taxes imposed by governmental authorities on the company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Products sold by the company are generally delivered via shipment from the company's facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. A portion of the company's business involves shipments directly from its suppliers to its customers, in these transactions, the company is generally responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes revenue upon receiving notification from the supplier that the product was shipped.

The company has contracts with certain customers where the company's performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

Accounts Receivable

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Inventories

Inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation rights, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the company, additional write-downs of inventories may be required. Due to the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated.

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

In accordance with SAB 118, the SEC's staff accounting bulletin issued to address complexities involved in accounting for the U.S. government's Tax Act enacted on December 22, 2017, the company completed its assessment of the enactment-date Tax Act effects based on U.S. GAAP guidance under ASC 740 and appropriately recorded tax impact in the fourth quarter of 2018 taking into account newly issued tax laws, regulations, and notices from the U.S. Department of Treasury and Internal Revenue Service tax authorities.

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

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation;

•
events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	a sustained decrease in share price (considered in both absolute terms and relative to peers).

Goodwill is tested at a level of reporting referred to as “the reporting unit.” The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA, and Asia-Pacific, each of the two regional businesses within the global ECS business segment, which are North America and EMEA, and eInfochips which was acquired in 2018 and is part of the global components business segment.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. During the second quarter of 2019, the company recorded a goodwill impairment charge of $570.2 million (see Note 4). As of the first day of the fourth quarters of 2019, 2018, and 2017, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company's businesses, and the company could be required to record an impairment charge in the future, which could impact the company's consolidated balance sheets, as well as the company's consolidated statements of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North American asset securitization program, and other outstanding borrowings.

As of December 31, 2019, the company has $2.1 billion of goodwill, of which $603.5 million and $82.8 million was allocated to the Americas and EMEA reporting units within the global components business segment, respectively, $787.4 million and $390.4 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively, and $197.2 million was allocated to the eInfochips reporting unit. The goodwill associated with the Asia-Pacific reporting unit within the global components business was fully impaired as of the second quarter of 2019. As of the date of the company's latest impairment test, the fair value of the Americas and EMEA reporting units within the global components business segment, the fair value of the North America and EMEA reporting units within the global ECS business segment, and the fair value of the eInfochips reporting unit exceeded their carrying values by approximately 3%, 110%, 509%, 221%, and 6%, respectively.

Impact of Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated No. 2019-12, Income Taxes (Topic 740) (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for the company in the first quarter of 2021, with early adoption permitted, and is to be applied on a prospective basis. The company is currently evaluating the potential effects of adopting the provision of ASU No. 2019-12.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. Effective September 29, 2019 the company adopted the provisions of ASU 2018-15 on a prospective basis, and the impact was not material to our financial position, results of operations or cash flows.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity's risk management activities in its financial statements. Effective January 1, 2019, the company adopted the provisions of ASU No. 2017-12 on a modified retrospective basis, and the impact was not material to our financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Effective January 1, 2020, the company will adopt the update using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The new credit loss standard is not expected to have a material effect on our financial position, results of operations or cash flows.

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

On January 1, 2019, the company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the company elected a package of practical expedients and the short-term lease exception outlined in Topic 842. The company also implemented internal controls and systems to enable the preparation of financial information on adoption. As a result of adopting Topic 842, the company recognized assets and liabilities for the rights and obligations created by operating leases, refer to Note 15.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, anti-trust, and anti-corruption laws, and the company's ability to generate cash flow.  For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Form 10-K. Forward-looking statements are those statements which are not statements of historical fact.  These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia-Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2019 and 2018 was $930.0 million and $607.7 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in decreased sales and operating income of $513.1 million and $25.8 million, respectively, for 2019, compared with the year-earlier period, based on 2018 sales and operating income at the average rate for 2019. Sales and operating income would decrease by approximately $729.0 million and $28.6 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2019. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

The company's interest expense, in part, is sensitive to the general level of interest rates in North America, Europe, and the Asia-Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed-rate and floating-rate debt in its total debt portfolio. Additionally, the company utilizes interest rate swaps in order to manage its targeted mix of fixed- and floating-rate debt.

At December 31, 2019, approximately 81% of the company's debt was subject to fixed rates and 19% of its debt was subject to floating rates.  A one percentage point change in average interest rates would cause net interest and other financing expense in 2019 to increase by $17.9 million. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on interest rate swaps and average outstanding variable debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The company has a North American asset securitization program, revolving credit facility, certain lines of credit, and interest rate swaps that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of net realizable value adjustments to inventories for excess or obsolescence

Description of the Matter
At December 31, 2019, the Company’s inventories were $3.477 billion. As discussed in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to net realizable value for excess or obsolete inventories are based upon forecasted sales, contractual supplier protection and stock rotation privileges, and the age of inventories.

Auditing management’s lower of cost or net realizable value determination for excess or obsolete inventories was especially challenging and highly judgmental because of the estimation uncertainty in determining demand for aging inventory and future market conditions, after considering supplier protection provisions. Inventories not supported by forecasted sales orders or stock rotation privileges are written down to lower of cost or net realizable value based on the age of the inventories and inventory turnover.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the lower of cost or net realizable value for excess and obsolete inventories. For example, we tested controls over management’s review of excess and obsolescence inventories which includes their review of the assumptions supporting current product demand, supplier protections, evaluation of aging of inventories and consideration of inventory turnover.

Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions to actual activity, including write-off history. We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimates around forecasted sales and expected stock rotation privileges. We tested the aging of inventories. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business would impact expected demand or related carrying value of inventory. We assessed the reasonableness of management’s general excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as reviewing such assumptions for management bias. We considered macroeconomic trends within the industry, including trends that could impact the movement of the products provided by the Company. We also tested historical sales of inventory items on hand at year-end, and we reviewed historical gross margins to identify items being sold at a loss to evaluate the completeness of management’s write down of inventories.

Evaluation of Americas Components and Asia-Pacific Components Goodwill for Impairment
Description of the Matter
At December 31, 2019, the Company’s consolidated goodwill was $2,061 million. As discussed in Note 4 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. During the second quarter of 2019, as a result of the Company’s downward revision of forecasted future earnings, the Company determined it was more likely than not that an impairment existed within the Americas components and Asia-Pacific components reporting units and performed an interim goodwill impairment test. As a result, the Company recorded a $509 million impairment related to the America’s components reporting unit, with approximately $600 million of goodwill remaining within the reporting unit, and a full impairment charge of $61 million attributable to the Asia-Pacific components reporting unit. As of the first day of the fourth quarter, the Company’s annual impairment test did not result in any additional impairment of goodwill.

Auditing management’s interim impairment test related to the Americas components and Asia-Pacific component reporting units and auditing its annual goodwill impairment test related to the Americas Components reporting unit was especially challenging due to the complexity of forecasting the long-term cash flows of these businesses and the significant estimation uncertainty of the assumptions included within such forecasts. The significant estimation uncertainty was primarily due to the sensitivity of the reporting units’ fair value to changes in the underlying assumptions used in the income approach which include, among others, forecasted revenue, gross profit margins, operating income margins, forecasted working capital levels, and long-term growth and discount rates. These significant assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the Company’s ability to implement strategic initiatives.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its annual financial forecasts.

To test the estimated fair value of the Americas components and Asia-Pacific components reporting units, we performed audit procedures that included, among others, involving a specialist to assist in assessing the Company’s fair value methodologies and its development and calculation of the long-term growth and discount rates. We assessed the reasonableness of the Company’s assumptions around forecasted revenue, gross profit margins, operating income margins, forecasted working capital levels, long-term growth and discount rates, and tax rates by comparing those assumptions to recent historical performance, current economic and industry trends, and annual financial forecasts presented to the Board of Directors and communicated to external analysts. We also assessed the reasonableness of estimates included in the Company’s annual financial forecast by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy of forecasting revenues, gross profit margin, operating income margins, and capital expenditures by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculation and focused our testing accordingly. We evaluated the Company’s determination of its reporting units and tested the allocation of net assets to each its reporting units. We also tested the Company’s reconciliation of the fair value of its reporting units to the Company’s market value as of the impairment test dates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1975.
Denver, Colorado
February 13, 2020

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2019	2018	2017
Sales	$28,916,847	$29,676,768	$26,554,563
Cost of sales	25,618,466	25,975,856	23,197,595
Gross profit	3,298,381	3,700,912	3,356,968
Operating expenses:
Selling, general, and administrative expenses	2,191,612	2,303,051	2,162,045
Depreciation and amortization	189,790	186,384	153,599
Loss on disposition of businesses, net (Note 3)	21,252	3,604	21,000
Impairments (Notes 3 and 4)	698,246	—	—
Restructuring, integration, and other charges	89,785	60,361	74,588
	3,190,685	2,553,400	2,411,232
Operating income	107,696	1,147,512	945,736
Equity in earnings (losses) of affiliated companies	(2,765)	(2,332)	3,424
Gain (loss) on investments, net	11,831	(14,166)	(6,577)
Loss on extinguishment of debt	—	—	(59,545)
Employee benefit plan expense, net	(24,849)	(6,870)	(23,869)
Interest and other financing expense, net	(203,743)	(214,771)	(165,252)
Income (loss) before income taxes	(111,830)	909,373	693,917
Provision for income taxes	88,338	187,799	286,541
Consolidated net income (loss)	(200,168)	721,574	407,376
Noncontrolling interests	3,919	5,379	5,200
Net income (loss) attributable to shareholders	$(204,087)	$716,195	$402,176
Net income (loss) per share:
Basic	$(2.44)	$8.19	$4.54
Diluted	$(2.44)	$8.10	$4.48
Weighted-average shares outstanding:
Basic	83,568	87,476	88,681
Diluted	83,568	88,444	89,766

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Consolidated net income (loss)	$(200,168)	$721,574	$407,376
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	19,948	(163,927)	248,317
Unrealized gain on investment securities, net of taxes	—	—	8,852
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	10,368	—	—
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(7,787)	931	(2,359)
Employee benefit plan items, net of taxes	14,035	8,253	8,853
Other comprehensive income (loss)	36,564	(154,743)	263,663
Comprehensive income (loss)	(163,604)	566,831	671,039
Less: Comprehensive income attributable to noncontrolling interests	3,245	2,848	10,207
Comprehensive income (loss) attributable to shareholders	$(166,849)	$563,983	$660,832

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$300,103	$509,327
Accounts receivable, net	8,482,687	8,945,463
Inventories	3,477,120	3,878,678
Other current assets	266,249	274,832
Total current assets	12,526,159	13,608,300
Property, plant, and equipment, at cost:
Land	7,793	7,882
Buildings and improvements	173,370	158,712
Machinery and equipment	1,481,525	1,425,933
	1,662,688	1,592,527
Less: Accumulated depreciation and amortization	(859,578)	(767,827)
Property, plant, and equipment, net	803,110	824,700
Investments in affiliated companies	86,942	83,693
Intangible assets, net	271,903	372,644
Goodwill	2,061,322	2,624,690
Other assets	651,360	270,418
Total assets	$16,400,796	$17,784,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,046,221	$7,631,879
Accrued expenses	880,507	912,292
Short-term borrowings, including current portion of long-term debt	331,431	246,257
Total current liabilities	8,258,159	8,790,428
Long-term debt	2,640,129	3,239,115
Other liabilities	636,115	378,536
Commitments and contingencies (Notes 15 and 16)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2019 and 2018
Issued - 125,424 shares in both 2019 and 2018	125,424	125,424
Capital in excess of par value	1,150,006	1,135,934
Treasury stock (44,804 and 40,233 shares in 2019 and 2018, respectively), at cost	(2,332,548)	(1,972,254)
Retained earnings	6,131,248	6,335,335
Accumulated other comprehensive loss	(262,211)	(299,449)
Total shareholders' equity	4,811,919	5,324,990
Noncontrolling interests	54,474	51,376
Total equity	4,866,393	5,376,366
Total liabilities and equity	$16,400,796	$17,784,445

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net income (loss)	$(200,168)	$721,574	$407,376
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	189,790	186,384	153,599
Amortization of stock-based compensation	41,070	46,238	39,122
Equity in (earnings) losses of affiliated companies	2,765	2,332	(3,424)
Loss on extinguishment of debt	—	—	59,545
Deferred income taxes	(50,288)	1,236	38,412
(Gain) loss on investments, net	(11,462)	14,166	8,020
Loss on disposition of businesses, net	21,252	3,604	21,000
Pension settlement expense	20,111	1,665	16,706
Impairments	698,246	—	—
Other	10,659	9,198	10,466
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	338,849	(1,007,308)	(1,079,094)
Inventories	383,058	(618,875)	(379,835)
Accounts payable	(521,575)	936,423	816,602
Accrued expenses	(27,475)	112,123	(5,013)
Other assets and liabilities	(36,837)	(136,070)	21,075
Net cash provided by operating activities	857,995	272,690	124,557
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	—	(331,563)	(3,628)
Proceeds from (cash paid on) disposition of businesses	(13,094)	32,013	—
Acquisition of property, plant, and equipment	(143,191)	(135,336)	(203,949)
Proceeds from sale of property, plant, and equipment	—	5,421	24,433
Cash paid for customer relationship intangible asset	(7,616)	(20,000)	—
Other	(9,682)	(13,500)	(5,614)
Net cash used for investing activities	(173,583)	(462,965)	(188,758)
Cash flows from financing activities:
Change in short-term and other borrowings	(113,923)	192,192	(41,316)
Proceeds from (repayments of) long-term bank borrowings, net	(405,007)	306,635	47,760
Proceeds from note offering, net	—	—	986,203
Redemption of notes	—	(300,000)	(558,887)
Proceeds from exercise of stock options	16,911	8,819	22,195
Repurchases of common stock	(404,203)	(243,305)	(174,239)
Purchase of shares from noncontrolling interest	—	—	(23,350)
Other	(147)	(1,174)	(1,620)
Net cash provided by (used for) financing activities	(906,369)	(36,833)	256,746
Effect of exchange rate changes on cash	12,733	6,352	3,218
Net increase (decrease) in cash and cash equivalents	(209,224)	(220,756)	195,763
Cash and cash equivalents at beginning of year	509,327	730,083	534,320
Cash and cash equivalents at end of year	$300,103	$509,327	$730,083
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016	$125,424	$1,112,114	$(1,637,476)	$5,194,610	$(383,539)	$52,182	$4,463,315
Consolidated net income	—	—	—	402,176	—	5,200	407,376
Other comprehensive income	—	—	—	—	258,656	5,007	263,663
Amortization of stock-based compensation	—	39,122	—	—	—	—	39,122
Shares issued for stock-based compensation awards	—	(27,281)	49,476	—	—	—	22,195
Purchase of subsidiary shares from non-controlling interest	—	(9,788)	—	—	—	(13,562)	(23,350)
Repurchases of common stock	—	—	(174,239)	—	—	—	(174,239)
Distributions	—	—	—	—	—	(142)	(142)
Balance at December 31, 2017	125,424	1,114,167	(1,762,239)	5,596,786	(124,883)	48,685	4,997,940
Effect of new accounting principles	—	—	—	22,354	(22,354)	—	—
Consolidated net income	—	—	—	716,195	—	5,379	721,574
Other comprehensive loss	—	—	—	—	(152,212)	(2,531)	(154,743)
Amortization of stock-based compensation	—	46,238	—	—	—	—	46,238
Shares issued for stock-based compensation awards	—	(24,471)	33,290	—	—	—	8,819
Repurchases of common stock	—	—	(243,305)	—	—	—	(243,305)
Distributions	—	—	—	—	—	(157)	(157)
Balance at December 31, 2018	125,424	1,135,934	(1,972,254)	6,335,335	(299,449)	51,376	5,376,366
Consolidated net income (loss)	—	—	—	(204,087)	—	3,919	(200,168)
Other comprehensive income (loss)	—	—	—	—	37,238	(674)	36,564
Amortization of stock-based compensation	—	41,070	—	—	—	—	41,070
Shares issued for stock-based compensation awards	—	(26,998)	43,909	—	—	—	16,911
Repurchases of common stock	—	—	(404,203)	—	—	—	(404,203)
Distributions	—	—	—	—	—	(147)	(147)
Balance at December 31, 2019	$125,424	$1,150,006	$(2,332,548)	$6,131,248	$(262,211)	$54,474	$4,866,393

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally three to ten years. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value of the asset cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference, subject to the limitation of individual asset fair values within the group.

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to twelve years. At December 31, 2019 and 2018, the company had unamortized software development costs of $501,190 and $539,398, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets.

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

Equity investments which the company does not possess the ability to exercise significant influence, are measured at fair value, using quoted market prices, and are included in “Other assets” in the company's consolidated balance sheets. Changes in fair value are recorded in “Gain (Loss) on investments, net” in the company's consolidated statements of operations. During the year-ended December 31, 2019, the company recorded a net gain on investments of $11,831.

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

•	cost factors such as increases in inventory, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation;

•
events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	a sustained decrease in share price (considered in both absolute terms and relative to peers).

Goodwill is tested at a level of reporting referred to as “the reporting unit.” The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas; Europe, the Middle East, and Africa (“EMEA”); and Asia-Pacific, each of the two regional businesses within the global ECS business segment, which are North America and EMEA, and eInfochips which was acquired in 2018 and is part of the global components business segment.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. During the second quarter of 2019, the company recorded a goodwill impairment charge of $509,000 and $61,175 within the Americas components and Asia-Pacific reporting units, respectively (see Note 4). As of the first day of the fourth quarters of

2019, 2018, and 2017, the company's annual impairment testing did not indicate additional impairment at any of the company's reporting units.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company's businesses, and the company could be required to record an impairment charge in the future, which could impact the company's consolidated balance sheet, as well as the company's consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North American asset securitization program, and other outstanding borrowings.

As of December 31, 2019, the company has $2.1 billion of goodwill, of which approximately $603.5 million and $82.8 million was allocated to the Americas and EMEA reporting units within the global components business segment, respectively, $787.4 million and $390.4 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively, and $197.2 million was allocated to the eInfochips reporting unit. As of the date of the company's latest impairment test, the fair value of the Americas and EMEA reporting units within the global components business segment, the fair value of the North America and EMEA reporting units within the global ECS business segment, and the fair value of the eInfochips reporting unit exceeded their carrying values by approximately 3%, 110%, 509%, 221%, and 6% respectively.

Leases

The company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the company's leases are classified as operating leases. The company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “Other liabilities” and “Accrued expenses” in the consolidated balance sheets. Lease expenses are recorded within “Selling, general, and administrative expenses” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” in the consolidated statements of cash flows.

Operating lease right-of-use assets and lease liabilities are recognized based on the net present value of future minimum lease payments over the lease term starting on the commencement date. The company generally is not able to determine the rate implicit in its leases and, as such, applies an incremental borrowing rate based on the company's cost of borrowing for the relevant terms of each lease. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include an option to extend or terminate a lease if it is reasonably certain that the company will exercise such options. The company has elected the practical expedient to not separate lease components from non-lease components, and also has elected not to record a right-of-use asset or lease liability for leases which, at inception, have a term of twelve months or less. Variable lease payments are recognized in the period in which the obligation for those payments is incurred.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the company's international operations are reported as a component of “Accumulated other comprehensive loss” in the company's consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the company's consolidated statements of operations. Non-monetary assets and liabilities are recorded at historical exchange rates.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of consolidated net income (loss), foreign currency translation adjustment, unrealized gains or losses on post-retirement benefit plans, unrealized gains on foreign exchange contracts designated as net investment hedges, and unrealized gains and losses on interest rate swaps designated as cash flow hedges. Unrealized gains or losses on interest rate swaps, and foreign exchange contracts are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Amounts related to net investment hedges that are excluded from the assessment of hedge effectiveness are amortized to “interest and other financing expenses, net” on a straight-line basis over the life of the hedging instrument. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as investments in international affiliates are deemed to be permanent. All other comprehensive income (loss) items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition which cliff vest, are recognized over the vesting period on a straight-line basis. Stock-based compensation awards with service conditions only are also recognized on a straight-line basis.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments: global components and global ECS.

Revenue Recognition

The company recognizes revenue as control of products is transferred to customers, which generally happens at the point of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material. The company allows its customers to return product for exchange or credit in limited circumstances. A liability is recorded at the time of sale for estimated product returns based upon historical experience. The company also provides volume rebates and other discounts to certain customers which are considered variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience. Tariffs are included in sales as the company has enforceable rights to additional consideration to cover the cost of tariffs. Other taxes imposed by governmental authorities on the company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Products sold by the company are generally delivered via shipment from the company's facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. A portion of the company's business involves shipments directly from its suppliers to its customers, in these transactions, the company is generally responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes revenue upon receiving notification from the supplier that the product was shipped.

The company has contracts with certain customers where the company's performance obligation is to arrange for the products or services to be provided by another party. In these arrangements, as the company assumes an agency relationship in the transaction, revenue is recognized in the amount of the net fee associated with serving as an agent. These arrangements relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $97,227, $103,553, and $90,709 in 2019, 2018, and 2017, respectively.

Vendor Programs

The company participates in supplier programs that provide for price protection, product rebates, marketing/promotional allowances, and other incentives. The consideration received under these programs is recorded in the consolidated statements of operations as an adjustment to cost of goods sold or selling, general, and administrative expenses, according to the nature of the activity and terms of the vendor program. Incentives are accrued as they are earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

Impact of Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740) (“ASU No. 2019-12”). ASU No. 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Topic 740 is effective for the company in the first quarter of 2021, with early adoption permitted, and is to be applied on a prospective basis. The company is currently evaluating the potential effects of adopting the provision of ASU No. 2019-12.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2018-15”). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. Effective September 29, 2019 the company adopted the provisions of ASU 2018-15 on a prospective basis, and the impact was not material to our financial position, results of operations or cash flows.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity's risk management activities in its financial statements. Effective January 1, 2019, the company adopted the provisions of ASU No. 2017-12 on a modified retrospective basis, and the impact was not material to our financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Effective January 1, 2020, the company will adopt the update using a modified retrospective approach with a cumulative-effect adjustment to retained earnings. The new credit loss standard is not expected to have a material effect on our financial position, results of operations or cash flows.

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

On January 1, 2019, the company adopted Topic 842 applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the company elected a package of practical expedients and the short-term lease exception outlined in Topic 842. As a result of adopting Topic 842, the company recognized assets and liabilities for the rights and obligations created by operating leases, refer to Note 15.

2. Acquisitions

The company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the company's consolidated results from their respective dates of acquisition. The company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. In certain circumstances, a portion of purchase price may be contingent upon the achievement of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements by authoritative guidance (see Note 8). The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

2018 Acquisitions

On January 8, 2018, the company acquired eInfochips for a purchase price of $327,628, which included $14,769 of cash acquired. eInfochips services customers at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models. eInfochips is recorded in the company's global components business segment.

During 2018, eInfochips sales of $89,139 were included in the company's consolidated results of operations.

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

The goodwill related to the eInfochips acquisition represents the expected synergies from combining operations and is not tax deductible.

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

3. Impairment of Long-Lived Assets and Loss on Disposition of Businesses

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74,908 to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019. During 2019, the company recorded $7,163 in impairment charges related to various other fixed assets, unrelated to the personal computer and mobility asset disposition business.

During 2019, the company completed the disposition of three foreign subsidiaries related to the personal computer and mobility asset disposition business, and recognized a loss on disposition of business, net of $19,384, primarily related to the reclassification of cumulative translation adjustment to earnings upon the sales. Also during 2019, the company recorded a $1,868 net loss on the disposition of two non-strategic businesses, unrelated to the personal computer and mobility asset disposition business.

During 2018 and 2017, the company recorded a loss on disposition of businesses, net of $3,604 and $21,000, respectively, related to the sale of two non-strategic businesses.

4. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

During the second quarter of 2019, as a result of the company's downward revision of forecasted future earnings and the decision to wind down the company's personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis resulted in a partial goodwill impairment charge of $509,000 ($457,806 net of tax) with approximately $600,000 of goodwill remaining within the Americas components reporting unit and a full impairment charge of $61,175 ($61,175 net of tax) within the Asia-Pacific reporting unit.
As of the first day of the fourth quarters of 2019, 2018, and 2017, the company's annual impairment testing did not result in any additional impairment of goodwill of companies acquired.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2017 (a)	$1,264,869	$1,205,178	$2,470,047
Acquisitions	197,126	14,175	211,301
Foreign currency translation adjustment	(24,494)	(32,164)	(56,658)
Balance as of December 31, 2018 (a)	$1,437,501	$1,187,189	$2,624,690
Impairments and dispositions	(570,175)	(1,386)	(571,561)
Foreign currency translation adjustment	16,170	(7,977)	8,193
Balance as of December 31, 2019 (b)	$883,496	$1,177,826	$2,061,322

(a)
The total carrying value of goodwill of companies acquired as of December 31, 2018 and December 31, 2017 in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

(b)
The total carrying value of goodwill of companies acquired as of December 31, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of December 31, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$354,305	$(148,632)	$205,673
Amortizable trade name	8 years	76,407	(10,177)	66,230
		$430,712	$(158,809)	$271,903

Intangible assets, net, are comprised of the following as of December 31, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	11 years	475,050	(221,822)	253,228
Developed technology	5 years	6,340	(4,311)	2,029
Amortizable trade name	9 years	19,940	(3,553)	16,387
		$602,330	$(229,686)	$372,644

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101,000. As a result of the company's decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite as of June 29, 2019, and began amortizing these trade names over their estimated remaining useful lives. The trade names were tested for impairment as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55,000 using the relief from royalty method and recorded a non-cash impairment charge of $46,000 ($34,653 net of tax) during the second quarter of 2019. The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade names as integration to the Arrow brand occurs over the estimated remaining useful lives.

In December 2018, the company completed an asset acquisition of a $20,000 customer relationship intangible asset with an assigned useful life of 10 years. The intangible asset is included in the company's global components segment.

Amortization expense related to identifiable intangible assets was $48,097, $49,356, and $50,071 for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense for each of the years 2020 through 2024 is estimated to be approximately $38,537, $37,383, $35,994, $31,875, and $29,629, respectively.

5. Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

One investment previously accounted for under the equity method no longer qualifies for equity method accounting as a result of the company's ownership percentage decreasing in 2019 as well as the company relinquishing its board representation. This investment will now be accounted for as an equity investment measured at cost, less any impairment, adjusted for changes resulting from observable price changes. Changes in the carrying value of this investment will be recorded in “Gain (loss) on investments, net” in the company’s consolidated statements of operations.

The following table presents the company's investment in the following joint ventures at December 31:

	2019	2018
Marubun/Arrow	$76,574	$73,253
Other	10,368	10,440
	$86,942	$83,693

The equity in earnings (losses) of affiliated companies for the years ended December 31 consists of the following:

	2019	2018	2017
Marubun/Arrow	$3,066	$5,543	$6,842
Other	(5,831)	(7,875)	(3,418)
	$(2,765)	$(2,332)	$3,424

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2019 and December 31, 2018, the company's pro-rata share of this debt was approximately $1,700 and $2,860, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

6. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2019	2018
Accounts receivable	$8,549,422	$9,021,051
Allowances for doubtful accounts	(66,735)	(75,588)
Accounts receivable, net	$8,482,687	$8,945,463

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers, which are included in “Accounts Receivable, net” in the company's consolidated balance sheets.

7. Debt

Short-term borrowings, including current portion of long-term debt, consists of the following at December 31:

	2019	2018
6.00% note, due 2020	$209,322	$—
Borrowings on lines of credit	60,000	180,000
Other short-term borrowings	62,109	66,257
	$331,431	$246,257

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.76% and 2.49% at December 31, 2019 and 2018, respectively.

The company has $200,000 in uncommitted lines of credit. There were $60,000 and $180,000 of outstanding borrowings under the uncommitted lines of credit at December 31, 2019 and December 31, 2018, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 2.61% and 3.39% at December 31, 2019, and December 31, 2018, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program as of December 31, 2019 and 2018. The commercial paper program had a weighted-average effective interest rate of 2.24% and 2.93% at December 31, 2019, and December 31, 2018, respectively.

Long-term debt consists of the following at December 31:

	2019	2018
Revolving credit facility	$10,000	$—
North America asset securitization program	400,000	810,000
6.00% notes, due 2020	—	209,147
5.125% notes, due 2021	130,691	130,546
3.50% notes, due 2022	348,088	347,288
4.50% notes, due 2023	298,148	297,622
3.25% notes, due 2024	495,045	494,091
4.00% notes, due 2025	346,368	345,762
7.50% senior debentures, due 2027	109,857	109,776
3.875% notes, due 2028	494,648	494,095
Other obligations with various interest rates and due dates	7,284	788
	$2,640,129	$3,239,115

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt at December 31, using quoted market prices, is as follows:

	2019	2018
5.125% notes, due 2021	$134,500	$134,500
3.50% notes, due 2022	358,500	345,000
4.50% notes, due 2023	316,000	303,500
3.25% notes, due 2024	515,500	467,000
4.00% notes, due 2025	367,000	340,500
7.50% senior debentures, due 2027	135,000	128,000
3.875% notes, due 2028	516,500	458,500

The carrying amount of the company's short-term borrowings in various countries, 6.00% notes due 2020, revolving credit facility, North American asset securitization program, commercial paper program, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at December 31, 2019), which is based on the company's credit ratings, or an effective interest rate of 2.72% at December 31, 2019. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at December 31, 2019. The company had $10,000 in outstanding borrowings under the revolving credit facility at December 31, 2019 and no outstanding borrowings under the revolving credit facility at December 31, 2018.

The company has a North America asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the program, which matures in June 2021. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at December 31, 2019), or an effective interest rate of 2.18% at December 31, 2019. The facility fee is .40% of the total borrowing capacity.

At December 31, 2019 and 2018, the company had $400,000 and $810,000, respectively, in outstanding borrowings under the North American asset securitization program, which was included in “Long-term debt” in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,217,800 and $2,754,400, respectively, were held by AFC and were included in “Accounts receivable, net” in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the program.

Both the revolving credit facility and North American asset securitization program, include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2019 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During March 2018, the company redeemed $300,000 principal amount of its 3.00% notes due March 2018.

During 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028. The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company's 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% senior debentures due January 2027. The company recorded a loss on extinguishment of debt of $59,545 for 2017.

During 2017, the company completed the sale of $500,000 principal amount of 3.25% notes due in 2024. The net proceeds of the offering of $493,810 are expected to be used to redeem the company's debt obligations and for general corporate purposes.

In the normal course of business certain of the company's subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company's consolidated balance sheets. Financing costs related to these transactions are included in “Interest and other financing expense, net” in the company's consolidated statements of operations.

Annual payments of borrowings during each of the years 2020 through 2024 are $331,431, $536,881, $349,115, $308,207, and $495,053, respectively, and $950,873 for all years thereafter.

Interest and other financing expense, net, includes interest and dividend income of $54,815, $47,860, and $31,156 in 2019, 2018, and 2017, respectively. Interest paid, net of interest and dividend income, amounted to $209,512, $213,913, and $156,974 in 2019, 2018, and 2017, respectively.

8. Financial Instruments Measured at Fair Value

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents / other assets	$18,579	$—	$—	$18,579
Equity investments (b)	Other assets	44,677	—	—	44,677
Interest rate swaps	Other liabilities	—	(11,574)	—	(11,574)
Foreign exchange contracts	Other current assets/other assets	—	24,092	—	24,092
Foreign exchange contracts	Accrued expenses	—	(2,132)	—	(2,132)
		$63,256	$10,386	$—	$73,642

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents / other assets	$22,883	$—	$—	$22,883
Equity investments (b)	Other assets	38,045	—	—	38,045
Interest rate swaps	Other liabilities	—	(589)	—	(589)
Foreign exchange contracts	Other current assets	—	4,163	—	4,163
Foreign exchange contracts	Accrued expenses	—	(2,384)	—	(2,384)
		$60,928	$1,190	$—	$62,118

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. During 2019, 2018, and 2017 the company recorded unrealized gains (losses) of $4,204, $(13,854), and $14,596, respectively, on equity securities held at the end of each year.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill, identifiable intangible assets, and long-lived assets (see Notes 2, 3, and 4). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in “Accumulated other comprehensive loss.”

As of December 31, 2019 and 2018, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

Maturity Date	Notional Amount	Interest Rate due from Counterparty	Interest Rate due to Counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300,000. The 2019 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on anticipated debt issuances to replace the company's 6.00% notes due to mature in April 2020. The changes in fair value of the 2019 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance. A loss of $8,767 related to the 2019 swaps was recorded in other comprehensive loss, net of taxes, for the year ended December 31, 2019. The 2019 swaps had a fair value of $(11,563) at December 31, 2019.

Foreign Exchange Contracts

The company's foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company's transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Canadian Dollar, Chinese Renminbi, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2019 and 2018 was $929,966 (inclusive of foreign exchange contracts designated as a net investment hedge) and $607,747, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” in the company's consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for 2019, 2018, and 2017.

During the first quarter of 2019, the company entered into a series of foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below:

Maturity Date	Notional Amount
March 2023	EUR 50,000
September 2024	EUR 50,000
April 2025	EUR 100,000
January 2028	EUR 100,000
Total	EUR 300,000

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company's net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges will be recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive loss” in the company's consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness will be included in “Interest and other financing expense, net” in the company's consolidated statements of operations.

During 2019, gains of $16,489, net of taxes, related to the net investment hedges were recorded in CTA within other comprehensive loss. During 2019, gains of $8,068 for outstanding net investment hedges were reclassified from CTA to “Interest and other financing expense, net” in the company's consolidated statements of operations. The net investment hedges had a fair value of $21,718 at December 31, 2019.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows for the years ended December 31:

	2019	2018	2017
Gain (loss) recognized in income
Foreign exchange contracts	$12,171	$6,940	$(20,877)
Interest rate swaps	(1,298)	(1,236)	(831)
Total	$10,873	$5,704	$(21,708)
Gain (loss) recognized in other comprehensive income (loss) before reclassifications, net of tax
Foreign exchange contracts	$16,985	$(409)	$(2,022)
Interest rate swaps	(8,767)	—	(4,672)
Total	$8,218	$(409)	$(6,694)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

9. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2019	2018	2017
Current:
Federal	$3,887	$(12,345)	$119,298
State	(69)	20,141	(6,156)
International	134,808	178,767	134,987
	$138,626	$186,563	$248,129
Deferred:
Federal	$(54,356)	$19,207	$31,167
State	(2,710)	312	13,535
International	6,778	(18,283)	(6,290)
	(50,288)	1,236	38,412
	$88,338	$187,799	$286,541

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates for the years ended December 31 are as follows:

	2019	2018	2017
United States	$(557,592)	$186,677	$115,664
International	445,762	722,696	578,253
Income (loss) before income taxes	$(111,830)	$909,373	$693,917

Provision (benefit) at statutory tax rate	$(23,484)	$190,968	$242,415
State taxes, net of federal benefit	(2,051)	18,888	5,184
International effective tax rate differential	17,474	7,480	(88,444)
U.S. tax (benefit) on foreign earnings	26,013	—	—
Deductible loss on wind down of business (c)	(11,311)	—	—
Capital loss	—	60,757	—
Change in valuation allowance	1,305	(66,557)	1,408
Other non-deductible expenses	1,585	14,128	12,700
Changes in tax accruals	10,418	(3,968)	(7,973)
Tax credits	(3,034)	(7,884)	(8,170)
Non-deductible portion of impairment of goodwill	75,900	—	—
Tax Act's transition tax (a)	—	(28,323)	196,010
Tax Act's impact on deferred taxes (b)	—	—	(71,261)
Other	(4,477)	2,310	4,672
Provision for income taxes	$88,338	$187,799	$286,541

(a)
For the year ended December 31, 2017, the company accrued a provisional estimate of $196,010 of tax expense for the Tax Act's one-time transition tax on the foreign subsidiaries' accumulated, unremitted earnings in accordance with U.S. Securities and Exchange Commission's Staff Accounting Bulletin (“SAB 118”). Additionally, during the fourth quarter of 2018 the company recorded a $28,323 benefit upon finalizing its analysis of the impact from the Tax Act.

(b)
For the year ended December 31, 2017, the company accrued $71,261 in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act's reduction of the U.S. federal tax rate from 35% to 21%, and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code Section 162(m).

(c)	The wind of down of the company’s personal computer and mobility asset disposition business resulted in the net tax benefit of $11,311 for the year ended December 31, 2019.

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under base erosion anti-abuse tax (“BEAT”) regime. For the period ended December 31, 2019, the company did not generate intercompany transactions that met BEAT threshold, but did generate federal GILTI tax in the amount of $31,042 for the year ended December 31, 2019, which was adversely affected by losses from the wind down of the personal computer and mobility asset disposition business. The company elected to account for GILTI tax as a current period cost.

After considering the impact of taxable losses, tax payments, tax credits, and other tax accruals, as of December 31, 2019, the company's remaining cash tax payable for the transition tax on foreign unremitted earnings is $30,857, which is reported as a long-term tax payable due to the company's intent to pay this federal transition tax over a period of eight years as permitted by the Tax Act.

At December 31, 2019, the company had a liability for unrecognized tax position of $52,986. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities' income tax examination processes. Material changes are not expected, however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2020. Currently, the company is unable to make a reasonable estimate of when tax cash settlement would occur and how it would impact the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2019	2018	2017
Balance at beginning of year	$35,879	$24,361	$31,534
Additions based on tax positions taken during a prior period	13,018	583	2,342
Reductions based on tax positions taken during a prior period	(86)	(1,248)	(1,242)
Additions related to positions taken upon finalization of Tax Act during the current period	—	16,506	—
Additions based on tax positions taken during the current period	8,926	3,133	6,543
Reductions based on tax positions taken during the current period	(259)	(233)	—
Reductions related to settlement of tax matters	—	(136)	(2,921)
Reductions related to a lapse of applicable statute of limitations	(4,492)	(7,087)	(11,895)
Balance at end of year	$52,986	$35,879	$24,361

Interest costs related to unrecognized tax benefits are classified as a component of “Interest and other financing expense, net” in the company's consolidated statements of operations. In 2019, 2018, and 2017, the company recognized $1,469, $945, and $(2,792), respectively, of interest expense (benefit) related to unrecognized tax benefits. At December 31, 2019 and 2018, the company had accrued a liability of $5,639 and $4,189, respectively, for the payment of interest related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2019:

United States - Federal	2016 - present
United States - States	2013 - present
Germany (d)	2013 - present
Hong Kong	2013 - present
Italy (d)	2013 - present
Sweden	2014 - present
United Kingdom	2018 - present

(d) Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The deferred tax assets and liabilities consist of the following at December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$96,605	$129,641
Capital loss carryforwards	57,031	60,606
Inventory adjustments	54,500	52,094
Allowance for doubtful accounts	12,797	17,016
Accrued expenses	27,998	27,088
Interest carryforward	13,059	5,008
Stock-based compensation awards	11,006	12,824
Other comprehensive income items	984	—
Integration and restructuring	788	2,547
Lease liability	74,935	—
Intangible assets	4,266	—
Other	13,913	—
	367,882	306,824
Valuation allowance	(81,037)	(80,471)
Total deferred tax assets	$286,845	$226,353

Deferred tax liabilities:
Goodwill	$(109,131)	$(121,346)
Depreciation	(115,459)	(131,848)
Intangible assets	—	(18,754)
Lease right-of-use assets	(69,491)	—
Other comprehensive income items	—	(8,301)
Other	—	(6,634)
Total deferred tax liabilities	$(294,081)	$(286,883)
Total net deferred tax assets (liabilities)	$(7,236)	$(60,530)

At December 31, 2019, the company had international tax loss carryforwards of approximately $352,336, of which $11,010 have expiration dates ranging from 2020 to 2039, and the remaining $341,327 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $89,130 with a corresponding valuation allowance of $6,037. At December 31, 2019, the company had a valuation allowance of $4,835 related to other deferred tax assets.

At December 31, 2019, the company also had deferred tax assets of $485 related to U.S. Federal net operating loss carryforwards from acquired subsidiaries. These U.S. Federal net operating losses expire in various years beginning after 2028. Additionally, as of December 31, 2019, the company had U.S. state net operating loss carryforwards related to deferred tax assets of approximately $6,990 with a corresponding valuation allowance of $6,500. Valuation allowances are needed when deferred tax assets may not be realized due to the uncertainty of the timing and the ability of the company to generate sufficient future taxable income in certain tax jurisdictions.

The company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result had not provided for taxes on foreign earnings. However, to achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest $3,300,000 of its foreign earnings, of which $761,000 was distributed to the U.S. by December 31, 2019. As a result, the company is no longer indefinitely reinvesting the residual identified $2,500,000 equivalent of foreign earnings as of December 31, 2019. Due to the change in the indefinite reinvestment assertion on $3,300,000 in foreign earnings, the company recorded a net tax benefit of $1,800 in 2019, caused by the fluctuation in foreign exchange rates used to convert these foreign earnings to U.S. dollars.

The company continues to indefinitely reinvest the remaining $1,100,000 of undistributed earnings of its foreign subsidiaries and recognizes that it may be subject to additional foreign withholding taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings.

Income taxes paid, net of income taxes refunded, amounted to $188,601, $226,422, and $231,183 in 2019, 2018, and 2017, respectively.

10. Restructuring, Integration, and Other Charges

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

	2019	2018	2017
Restructuring and integration charges - current period actions	$22,256	$23,698	$46,816
Restructuring and integration charges - actions taken in prior periods	636	7,517	6,191
Other charges	66,893	29,146	21,581
	$89,785	$60,361	$74,588

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $9,667 and $25,829 at December 31, 2019 and December 31, 2018, respectively. A transition adjustment of $9,968 was recorded on January 1, 2019 to reclassify restructuring and integration accruals for facilities costs by adjusting the related lease right-of-use assets recorded upon adoption of ASU No. 2016-02, Topic 842. During the year ended December 31, 2019, the company made $28,936 of payments related to restructuring and integration accruals. Substantially all amounts accrued at December 31, 2019 and all restructuring and integration charges for the year ending December 31, 2019 relate to the termination of personnel. Substantially all amounts accrued at December 31, 2019 are expected to be spent in cash within two years.

Other Charges

Included in restructuring, integration, and other charges for 2019 are other expenses of $66,893. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2019:

•	acquisition-related charges of $1,790 for professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years; and

•	relocation and other charges associated with centralization efforts to maximize operating efficiencies of $8,959; and

•
personnel charges of $45,951 related to the operating expense reduction program previously disclosed in July 2019. The accrual related to the operating expense reduction program was $24,252 at December 31, 2019, and all accrued amounts are expected to be paid within one year.

Included in restructuring, integration, and other charges for 2018 are other expenses of $29,146. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2018:

•
acquisition-related charges of $10,236 related to professional and other fees directly related to recent acquisition activity as well as contingent consideration for acquisitions completed in prior years; and

•	$11,188 in charges related to relocation and infrastructure upgrades of the company's data centers, and other centralization efforts to maximize operating efficiencies.

Included in restructuring, integration, and other charges for 2017 are other expenses of $21,581. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2017:

•	an additional expense of $2,071 to increase its accrual for the Wyle environmental obligation (see Note 16);

•
acquisition-related charges for 2017 of $7,658 related to contingent consideration for acquisitions completed in prior years, which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity; and

•	a net loss on real estate transaction of $3,144.

11. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Foreign Currency Translation Adjustment and Other, Net	Unrealized Gain (loss) on Investment Securities, Net	Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2017	$(104,931)	$14,946	$—	$(5,306)	$(29,592)	$(124,883)
Reclassification to retained earnings (b)	—	(14,946)	—	(1,185)	(6,223)	(22,354)
Other comprehensive income (loss) before reclassifications (a)	(161,359)	—	—	—	4,939	(156,420)
Amounts reclassified into income (loss)	(37)	—	—	931	3,314	4,208
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2018	(161,396)	(14,946)	—	(254)	2,030	(174,566)
Balance as of December 31, 2018	(266,327)	—	—	(5,560)	(27,562)	(299,449)
Other comprehensive income (loss) before reclassifications (a)	7,658	—	16,489	(8,767)	(3,079)	12,301
Amounts reclassified into income (loss) (c)	12,964	—	(6,121)	980	17,114	24,937
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2019	20,622	—	10,368	(7,787)	14,035	37,238
Balance as of December 31, 2019	$(245,705)	$—	$10,368	$(13,347)	$(13,527)	$(262,211)

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(10,630) and $11,712 for 2019 and 2018, respectively.

(b)
Amount relates to unrealized gains and losses on investments and stranded tax effects reclassified from “Accumulated other comprehensive income” to “Retained earnings” in accordance with ASU No. 2018-02 and ASU No. 2016-01.

(c)
Foreign currency translation adjustment includes a reclassification of cumulative translation adjustments to earnings upon the sale of three foreign subsidiaries during 2019 of $19,602 (Note 3). Employee Benefit Plan items, net includes a pre-tax pension settlement expense of $20,111 ($15,257 net of tax) for 2019 (Note 14).

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2016	125,424	36,511	88,913
Shares issued for stock-based compensation awards	—	(1,097)	1,097
Repurchases of common stock	—	2,319	(2,319)
Common stock outstanding at December 31, 2017	125,424	37,733	87,691
Shares issued for stock-based compensation awards	—	(709)	709
Repurchases of common stock	—	3,209	(3,209)
Common stock outstanding at December 31, 2018	125,424	40,233	85,191
Shares issued for stock-based compensation awards	—	(886)	886
Repurchases of common stock	—	5,457	(5,457)
Common stock outstanding at December 31, 2019	125,424	44,804	80,620

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2019 and 2018.

Share-Repurchase Programs

The following table shows the company's Board of Directors (the “Board”) approved share-repurchase programs as of December 31, 2019:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	261,463	338,537
Total	$1,000,000	$661,463	$338,537

12. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2019	2018	2017
Net income (loss) attributable to shareholders	$(204,087)	$716,195	$402,176
Weighted-average shares outstanding - basic	83,568	87,476	88,681
Net effect of various dilutive stock-based compensation awards	—	968	1,085
Weighted-average shares outstanding - diluted	83,568	88,444	89,766
Net income (loss) per share:
Basic	$(2.44)	$8.19	$4.54
Diluted (a)	$(2.44)	$8.10	$4.48

(a)
As the company reported a net loss attributable to shareholders for 2019, basic and diluted net loss per share attributable to shareholders are the same and stock-based compensation awards for the issuance of 1,614 shares were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive. Stock-based compensation awards for the issuance of 651 shares, and 380 shares for the years ended December 31, 2018, and 2017, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

13. Employee Stock Plans

Omnibus Plan

The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Omnibus Plan”), which provides an array of equity alternatives available to the company when designing compensation incentives. The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company's Board of Directors (the “Compensation Committee”) determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.

Under the terms of the Omnibus Plan, a maximum of 24,000,000 shares of common stock may be awarded. During August 2019, the company registered an additional 4,900,000 shares of common stock reserved for issuance pursuant to the Omnibus Plan. There were 7,622,287 and 3,885,282 shares available for grant under the Omnibus Plan as of December 31, 2019 and 2018, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

The company recorded, as a component of “Selling, general, and administrative expenses,” amortization of stock-based compensation of $41,070, $46,238, and $39,122 in 2019, 2018, and 2017, respectively. The actual tax benefit realized from share-based payment awards during 2019, 2018, and 2017 was $7,308, $7,517, and $18,846, respectively.

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

The following information relates to the stock option activity for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,631,977	$63.69
Granted	365,273	81.05
Exercised	(330,750)	51.13
Forfeited	(35,483)	77.17
Outstanding at December 31, 2019	1,631,017	69.83	83	months	$24,316
Exercisable at December 31, 2019	789,844	$61.99	67	months	$17,970

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2019, 2018, and 2017 was $9,346, $5,368, and $15,320, respectively.

Cash received from option exercises during 2019, 2018, and 2017 was $16,911, $8,819, and $22,195, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2019	2018	2017
Volatility (percent) (a)	24	24	26
Expected term (in years) (b)	5.6	5.5	5.1
Risk-free interest rate (percent) (c)	2.5	2.7	1.9

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $22.68, $23.12, and $20.01 during 2019, 2018, and 2017, respectively.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance share and/or performance unit awards (collectively “performance awards”). The fair value of a performance award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance awards will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 185%

of the initial award. Compensation expense is recognized using the graded vesting method over the three-year service period and is adjusted each period based on the current estimate of performance compared to the target metric.

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

Non-Employee Director Awards

The company's Board shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $175. All restricted stock units are settled in common stock following the director's separation from the Board.

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

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2019:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2018	1,092,865	$69.87
Granted	534,898	72.92
Vested	(575,394)	60.46
Forfeited	(41,877)	77.11
Non-vested shares at December 31, 2019	1,010,492	$76.55

The total fair value of shares vested during 2019, 2018, and 2017 was $46,676, $42,381, and $42,470, respectively.

As of December 31, 2019, there was $34,872 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.2 years.

14. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan (“SERP”) under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2019, there were 9 current and 23 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

In 2019, the company entered into a settlement for the remaining portion of its Wyle defined benefit plan under which participants received benefits through lump sum payments and an insurance annuity contract. The settlement of $59,311 was completed during October 2019, and the company recorded settlement expense of $20,111, which is recorded in the “Employee benefit plan expense, net” line item in the company's consolidated statements of operations. Prior to terminating the plan, the company adopted an amendment to the plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. The company has decided to terminate the plan to reduce administrative burdens.

In 2017, the company entered into a settlement for a portion of its Wyle defined benefit plan. Participants will receive benefits through an insurance annuity contract. The settlement of $42,985 was completed during October 2017, and the company incurred a settlement expense of $16,706, which is recorded in the “Employee benefit plan expense, net” line item in the company's consolidated statements of operations.

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2019	2018	2019	2018
Accumulated benefit obligation	$93,385	$82,951	$—	$59,399
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	90,578	97,607	59,399	60,374
Service cost	2,874	3,103	—	—
Interest cost	3,710	3,338	1,130	2,114
Actuarial loss (gain)	9,210	(8,874)	1,500	(322)
Benefits paid	(4,555)	(4,596)	(2,718)	(2,767)
Settlement	—	—	(59,311)	—
Projected benefit obligation at end of year	101,817	90,578	—	59,399
Changes in plan assets:
Fair value of plan assets at beginning of year	—	—	54,925	46,663
Actual return on plan assets	—	—	7,606	29
Company contributions	—	—	—	11,000
Benefits paid	—	—	(2,718)	(2,767)
Settlement	—	—	(59,311)	—
Fair value of plan assets at end of year	—	—	502	54,925
Funded status	$(101,817)	$(90,578)	$502	$(4,474)
Amounts recognized in the company's consolidated balance sheets:
Current assets	$—	$—	$502	$—
Current liabilities	(4,535)	(4,532)	—	(4,474)
Noncurrent liabilities	(97,282)	(86,046)	—	—
Net asset (liability) at end of year	(101,817)	(90,578)	502	(4,474)
Components of net periodic pension cost:
Service cost	2,874	3,103	—	—
Interest cost	3,710	3,338	1,130	2,114
Expected return on plan assets	—	—	(954)	(2,648)
Amortization of net loss	100	1,531	820	702
Settlement charge	—	—	20,111	—
Net periodic pension cost	$6,684	$7,972	$21,107	$168
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.10%	4.20%	N/A	2.60%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	2.25%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.20%	3.50%	2.60%	3.60%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	N/A	5.25%

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

Benefit payments are expected to be paid as follows:

Arrow SERP
2020	$4,535
2021	5,882
2022	6,037
2023	6,426
2024	6,611
2025-2029	34,043

The company has funded $94,255 of the Arrow SERP obligation for the former corporate officers in a rabbi trust comprised primarily of life insurance policies and mutual fund assets. Contributions to the rabbi trust are irrevocable by the company. In the event of bankruptcy by the company, the assets held by the rabbi trust are subject to claims made by the company's creditors.

Comprehensive Income Items

In 2019, 2018, and 2017, actuarial (gains) losses of $2,922, $(6,339), and $3,795, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2019, 2018, and 2017, a reclassification adjustment of comprehensive income was recognized, net of related taxes, as a result of being recognized in net periodic pension cost for an actuarial loss of $15,797, $1,758, and $12,070, respectively.

Accumulated other comprehensive income (loss) at December 31, 2019 and 2018 includes unrecognized actuarial losses, net of related taxes, of $14,253 and $26,939, respectively, that have not yet been recognized in net periodic pension cost.

The actuarial loss included in accumulated other comprehensive income (loss), net of related taxes, which is expected to be recognized in net periodic pension cost during the year ended December 31, 2020 is $1,218.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $19,655, $20,523, and $13,627 in 2019, 2018, and 2017, respectively. The company made discretionary contributions to the company's defined contribution 401(k) plan during 2018, and 2017, which amounted to $7,503, and $7,574, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $21,025, $18,996, and $18,815 in 2019, 2018, and 2017, respectively.

15. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2033. Substantially all leases are classified as operating leases. The company recorded operating lease cost of $101,729, $88,988, and $83,636 in 2019, 2018, and 2017, respectively.

The following amounts were recorded in the consolidated balance sheets at December 31, 2019:

Operating Leases
Right-of-use asset	$277,953

Lease liability - current	56,268
Lease liability - non-current	251,672
Total operating lease liabilities	$307,940

Maturities of operating lease liabilities at December 31, 2019 were as follows:

2020	$75,841
2021	61,681
2022	47,903
2023	36,743
2024	29,399
Thereafter	129,834
Total lease payments	381,401
Less: imputed interest	(73,461)
Total	$307,940

As of December 31, 2018, the scheduled future minimum rental payments under operating leases with non-cancelable terms of a year or more were substantially consistent with those presented above.

Other information pertaining to leases consists of the following for the year ended December 31, 2019:

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$98,171
Right-of-use assets obtained in exchange for operating lease obligations	40,860

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	7
Weighted-average discount rate	5.0%

16. Contingencies

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

Accruals for environmental liabilities are included in “Accrued expenses” and “Other liabilities” in the company's consolidated balance sheets. The company has determined that there is no amount within the environmental liability range that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway. Approximately $6,800 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $3,600 and $10,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”) in connection with the Norco site. Subsequent to the decree, a Remedial Investigation Work Plan was approved by DTSC in April 2005, the required investigations were performed, and a final Remedial Investigation Report was submitted early in 2008. In 2008, a hydraulic containment system (“HCS”) was installed as an interim remedial measure to capture and treat groundwater before it moves into the adjacent off-site area. In September 2013, the DTSC approved the final Remedial Action Plan (“RAP”) for actions in five on-site areas and one off-site area. As of 2018, the remediation measures described in the RAP had been implemented and were being monitored. A Five Year Review (“FYR”) of the HCS submitted to DTSC in December 2016 found that while significant progress was made in on-site and off-site groundwater remediation, contaminants were not sufficiently reduced in a key off-site area identified in the RAP. This exception triggered the need for additional off-site remediation that began in 2018 and was completed in mid-2019. Routine progress monitoring of groundwater and soil gas continue on-site and off-site.

Approximately $73,800 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $7,700 to $18,400. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4,770, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department's Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce's Bureau of Industry and Security (“BIS”), conducted an internal investigation and terminated or disciplined the employees involved. The company has cooperated fully and intends to continue to cooperate fully with OFAC and BIS with respect to their review, which may result in the imposition of penalties, which we are currently not able to estimate.

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

17. Segment and Geographic Information

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

Sales, by segment by geographic area, are as follows:

	2019	2018	2017
Components:
Americas	$7,167,295	$7,816,533	$7,010,385
EMEA (a)	5,412,379	5,733,222	4,868,862
Asia-Pacific	7,671,061	7,307,096	6,451,209
Global components	$20,250,735	$20,856,851	$18,330,456

ECS:
Americas	$5,632,025	$5,742,526	$5,388,888
EMEA (a)	3,034,087	3,077,391	2,835,219
Global ECS	$8,666,112	$8,819,917	$8,224,107
Consolidated (b)	$28,916,847	$29,676,768	$26,554,563

(a)    Defined as Europe, the Middle East, and Africa.

(b)	Includes sales related to the United States of $11,511,611, $12,157,306, and $11,038,930 for 2019, 2018, and 2017, respectively.

Operating income (loss), by segment, are as follows:

	2019	2018	2017
Operating income (loss):
Global components (c)	$(10,199)	$1,007,638	$801,027
Global ECS	426,192	427,605	444,710
Corporate (d)	(308,297)	(287,731)	(300,001)
Consolidated	$107,696	$1,147,512	$945,736

(c)
Global components operating income for 2019 includes impairments of $698,246, charges of $22,332 related to a subset of inventory held by its digital business, and a charge $18,037 related to the receivables and inventory of its financing solutions business. The company has made the decision to narrow its digital inventory offerings and will no longer provide notes to its components customers. Also included are restructuring, integration, and other charges of $10,778 and a loss on disposition of businesses, net, of $19,384 for 2019.

(d)
Includes restructuring, integration, and other charges of $79,007, $60,361, and $74,588 in 2019, 2018, and 2017, respectively. Also included in 2019, 2018, and 2017 was a net loss on the disposition of businesses, net of $1,868, $3,604, and $21,000, respectively.

Total assets, by segment, at December 31 are as follows:

	2019	2018
Global components	$10,253,006	$11,425,579
Global ECS	5,479,919	5,632,102
Corporate	667,871	726,764
Consolidated	$16,400,796	$17,784,445

Net property, plant, and equipment, by geographic area, is as follows:

	2019	2018
Americas (e)	$594,357	$673,228
EMEA	157,550	110,996
Asia-Pacific	51,203	40,476
Consolidated	$803,110	$824,700

(e)	Includes net property, plant, and equipment related to the United States of $591,818 and $670,201 at December 31, 2019 and 2018, respectively.

18. Quarterly Financial Data (Unaudited)

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter	Second Quarter (b)	Third Quarter (c)	Fourth Quarter (d)
2019
Sales	$7,155,991	$7,344,548	$7,078,118	$7,338,190
Gross profit	861,688	814,909	798,841	822,943
Operating income (loss)	245,560	(549,190)	173,218	238,108
Net income (loss) attributable to shareholders	140,735	(548,966)	92,131	112,013

Net income (loss) per share (a):
Basic	$1.65	$(6.48)	$1.11	$1.37
Diluted	$1.63	$(6.48)	$1.10	$1.36

2018
Sales	$6,875,613	$7,392,528	$7,490,445	$7,918,182
Gross profit	868,944	932,820	923,778	975,370
Operating income	235,995	286,827	290,310	334,380
Net income attributable to shareholders	139,094	169,915	176,533	230,653

Net income per share (a):
Basic	$1.58	$1.94	$2.02	$2.66
Diluted	$1.56	$1.92	$1.99	$2.63

Amounts discussed below are before tax except for amounts related to the effects of the Tax Act.

(a)
Quarterly net income per share is calculated using the weighted-average shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted-average shares outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year. As the company reported a net loss attributable to shareholders for the second quarter of 2019, basic and diluted net loss per share attributable to shareholders are the same.

(b)
Net income attributable to shareholders includes impairments of $697,993, a charge of $20,114 related to a subset of inventory held by its digital business, and a charge of $15,851 related to the receivables and inventory of its financing solutions business during the second quarter of 2019.

(c)
Net income attributable to shareholders includes a loss on disposition of businesses, net, of $14,573 and personnel charges of $30,906 related to the operating expense reduction program, previously disclosed in July 2019, during the third quarter of 2019.

(d)
Net income attributable to shareholders includes a U.S. Tax Act benefit of $28,323 during the fourth quarter of 2018. Net income attributable to shareholders includes a pension settlement of $20,111 and loss on disposition of businesses, net of $5,813, and tax expense of $18,193 during the fourth quarter of 2019 related to the repatriation of foreign earnings and the wind down of the personal computer and mobility asset disposition business.

19. Subsequent Events

During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023. The program is conducted through Arrow EMEA Funding Corp B.V., a bankruptcy remote entity. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold under the programs are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The entire purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to the unaffiliated financial institution.

The company continues servicing the receivables sold and in exchange receives a servicing fee under the program. Servicing fees related to the EMEA securitization program are not expected to be material. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2019 (the “Evaluation”). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2019, and concluded that it is effective.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Arrow Electronics, Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arrow Electronics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule and our report dated February 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Denver, Colorado
February 13, 2020

Item 9B. Other Information.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. During the third quarter ended September 28, 2019, the company determined that a limited number of non-executive employees in subsidiaries with offices located in the People's Republic of China had initiated fifteen (15) unauthorized shipments of general purpose electronic components to resellers for re-export to customers located in the Islamic Republic of Iran between January 2017 and December 2018. These shipments require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act.
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
These shipments were not made in accordance with the company's internal policies and procedures and the company does not intend to continue this activity and has been improving and will continue to improve procedural protections designed to prevent similar transactions from occurring in the future.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See “Executive Officers” in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading “The Board and its Committees” in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, is incorporated herein by reference.

Information about the company's code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the “Finance Code of Ethics,” as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics,” is available free of charge on the company's website at https://investor.arrow.com in the Leadership and Governance section and is available in print to any shareholder upon request.

Information about the company's “Corporate Governance Guidelines” and written committee charters for the company's Audit Committee, Compensation Committee, and Corporate Governance Committee is available free of charge on the company's website at https://investor.arrow.com in the Leadership and Governance section and is available in print to any shareholder upon request.

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 13, 2020, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1	Financial Statements.

		Report of Independent Registered Public Accounting Firm	38

		Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017	41

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	42

		Consolidated Balance Sheets as of December 31, 2019 and 2018	43

		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	44

		Consolidated Statements of Equity for the years ended December 31, 2019, 2018, and 2017	45

		Notes to the Consolidated Financial Statements	46

	2	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	88

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3	Exhibits.

		See Index of Exhibits included on pages 82 - 88

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

4(a)(vii)
Supplemental Indenture, dated as of June 12, 2017, between the company and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated June 12, 2017, Commission File No. 1-4482).

4(a)(viii)
Supplemental Indenture, dated as of September 8, 2017, between the company and US Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated September 8, 2017, Commission File No. 1-4482).

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

10(b)(i)
Amendment No. 4 to the Wyle Electronics Retirement Plan, as amended on December 31, 2018, to the Wyle Electronics Retirement Plan in 10(b) above (incorporated by reference to Exhibit 10(b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2018, Commission File No. 1-4482).

10(c)
Management Insurance Program Agreement, dated as of September 16, 2015 (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 1-4482).

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through March 12, 2019) (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, Commission File No. 1-4482).

10(d)(ii)
Form of Non-Qualified Stock Option Award Agreement under 10(d)(i) above (as amended through February 17, 2015) (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, Commission File No. 1-4482).

10(d)(iii)
Form of Performance Stock Unit Award Agreement under 10(d)(i) above (as amended through March 12, 2019) (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, Commission File No. 1-4482).

10(d)(iv)
Form of Restricted Stock Unit Award Agreement under 10(d)(i) above (as amended through March 12, 2019) (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, Commission File No. 1-4482).

10(e)	Non-Employee Directors Deferred Compensation Plan, as amended and restated effective January 1, 2018.

10(e)(i)	Amendment to the Non-Employee Directors Deferred Compensation Plan, as amended on December 31, 2019, to the Non-Employee Directors Deferred Compensation Plan in 10(e) above.

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

10(g)(i)	Amendment to the Executive Deferred Compensation Plan, as amended on December 31, 2019, to the Executive Deferred Compensation Plan in 10(g) above.

10(h)(i)	Arrow Electronics, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

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

10(i)
Third Amended and Restated Credit Agreement, dated as of December 14, 2018, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia, MUFG Bank, Ltd, ING Bank N.V., Dublin Branch, Mizuho Bank, Ltd, and Sumitomo Mitsui Banking Corporation as syndication agents (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2018, Commission File No. 1-4482).

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

10(j)(xxiv)
Amendment No. 23 to the Transfer and Administration Agreement, dated as of July 26, 2013, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(k)(xxiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2013, Commission File No. 1-4482).

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

10(m)(i)
English law governed receivables sale agreement dated as of January 27, 2020 between Arrow Electronics (UK) Limited, as the seller, and Arrow EMEA Funding Corp B.V., as the buyer (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated January 30, 2020, Commission File No. 1-4482).

10(m)(ii)
German Receivables Sale Agreement dated as of January 27, 2020 between Arrow Central Europe GmbH, as the seller, and Arrow EMEA Funding Corp B.V., as the buyer (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K dated January 30, 2020, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2019	$75,588	$26,220	$(681)	$34,392	$66,735

Year ended December 31, 2018	$56,291	$34,936	$(1,958)	$13,681	$75,588

Year ended December 31, 2017	$52,256	$12,887	$2,831	$11,683	$56,291

(a)	“Other” primarily includes the effect of fluctuations in foreign currencies and the allowance for doubtful accounts of the businesses acquired and disposed of by the company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Lily Y. Hughes
Lily Y. Hughes
Senior Vice President, Chief Legal Officer and Corporate Secretary
February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2020:

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