Form 10-Q
period 2020-03-28
ARROW ELECTRONICS INC
filed 2020-05-06
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

There were 78,667,828 shares of Common Stock outstanding as of April 28, 2020.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 28, 2020	March 30, 2019
Sales	$6,381,417	$7,155,991
Cost of sales	5,653,026	6,294,303
Gross profit	728,391	861,688
Operating expenses:
Selling, general, and administrative expenses	533,839	556,076
Depreciation and amortization	47,110	47,526
Loss on disposition of businesses, net	—	866
Restructuring, integration, and other charges	9,138	11,660
	590,087	616,128
Operating income	138,304	245,560
Equity in earnings (losses) of affiliated companies	530	(1,467)
Gain (loss) on investments, net	(16,810)	5,348
Employee benefit plan expense	(1,109)	(1,139)
Interest and other financing expense, net	(43,268)	(51,981)
Income before income taxes	77,647	196,321
Provision for income taxes	27,892	53,907
Consolidated net income	49,755	142,414
Noncontrolling interests	252	1,679
Net income attributable to shareholders	$49,503	$140,735
Net income per share:
Basic	$0.62	$1.65
Diluted	$0.61	$1.63
Weighted-average shares outstanding:
Basic	80,407	85,400
Diluted	81,108	86,319

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended
	March 28, 2020	March 30, 2019
Consolidated net income	$49,755	$142,414
Other comprehensive income (loss):
Foreign currency translation adjustment and other	(77,343)	4,442
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	15,977	5,533
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(28,397)	240
Employee benefit plan items, net of taxes	2,248	319
Other comprehensive income (loss)	(87,515)	10,534
Comprehensive income (loss)	(37,760)	152,948
Less: Comprehensive income attributable to noncontrolling interests	10	1,031
Comprehensive income (loss) attributable to shareholders	$(37,770)	$151,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$200,998	$300,103
Accounts receivable, net	7,817,019	8,482,687
Inventories	3,334,298	3,477,120
Other current assets	235,743	266,249
Total current assets	11,588,058	12,526,159
Property, plant, and equipment, at cost:
Land	7,728	7,793
Buildings and improvements	185,542	173,370
Machinery and equipment	1,492,802	1,481,525
	1,686,072	1,662,688
Less: Accumulated depreciation and amortization	(882,650)	(859,578)
Property, plant, and equipment, net	803,422	803,110
Investments in affiliated companies	80,337	86,942
Intangible assets, net	260,955	271,903
Goodwill	2,044,898	2,061,322
Other assets	613,790	651,360
Total assets	$15,391,460	$16,400,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,662,333	$7,046,221
Accrued expenses	873,668	880,507
Short-term borrowings, including current portion of long-term debt	377,177	331,431
Total current liabilities	7,913,178	8,258,159
Long-term debt	2,222,789	2,640,129
Other liabilities	605,884	636,115
Commitments and contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2020 and 2019, respectively
Issued - 125,424 shares in both 2020 and 2019, respectively	125,424	125,424
Capital in excess of par value	1,145,744	1,150,006
Treasury stock (46,756 and 44,804 shares in 2020 and 2019, respectively), at cost	(2,471,375)	(2,332,548)
Retained earnings	6,144,816	6,131,248
Accumulated other comprehensive loss	(349,484)	(262,211)
Total shareholders’ equity	4,595,125	4,811,919
Noncontrolling interests	54,484	54,474
Total equity	4,649,609	4,866,393
Total liabilities and equity	$15,391,460	$16,400,796

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Consolidated net income	$49,755	$142,414
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	47,110	47,526
Amortization of stock-based compensation	13,920	19,090
Equity in (earnings) losses of affiliated companies	(530)	1,467
Deferred income taxes	32,613	6,968
(Gain) loss on investments, net	16,810	(5,348)
Other	(205)	5,575
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	558,605	949,989
Inventories	133,392	134,402
Accounts payable	(343,051)	(1,540,008)
Accrued expenses	(31,326)	(50,292)
Other assets and liabilities	(10,228)	(40,782)
Net cash provided by (used for) operating activities	466,865	(328,999)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(27,971)	(33,815)
Other	(5,466)	2,940
Net cash used for investing activities	(33,437)	(30,875)
Cash flows from financing activities:
Change in short-term and other borrowings	(84,354)	(107,244)
Proceeds from (repayments of) long-term bank borrowings, net	(288,577)	335,023
Proceeds from exercise of stock options	1,980	6,931
Repurchases of common stock	(158,989)	(53,925)
Net cash provided by (used for) financing activities	(529,940)	180,785
Effect of exchange rate changes on cash	(2,593)	21,661
Net decrease in cash and cash equivalents	(99,105)	(157,428)
Cash and cash equivalents at beginning of period	300,103	509,327
Cash and cash equivalents at end of period	$200,998	$351,899

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$125,424	$1,150,006	$(2,332,548)	$6,131,248	$(262,211)	$54,474	$4,866,393
Effect of new accounting principles	—	—	—	(35,935)	—	—	(35,935)
Consolidated net income	—	—	—	49,503	—	252	49,755
Other comprehensive loss	—	—	—	—	(87,273)	(242)	(87,515)
Amortization of stock-based compensation	—	13,920	—	—	—	—	13,920
Shares issued for stock-based compensation awards	—	(18,182)	20,162	—	—	—	1,980
Repurchases of common stock	—	—	(158,989)	—	—	—	(158,989)
Balance at March 28, 2020	$125,424	$1,145,744	$(2,471,375)	$6,144,816	$(349,484)	$54,484	$4,649,609

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$125,424	$1,135,934	$(1,972,254)	$6,335,335	$(299,449)	$51,376	$5,376,366
Consolidated net income	—	—	—	140,735	—	1,679	142,414
Other comprehensive income (loss)	—	—	—	—	11,182	(648)	10,534
Amortization of stock-based compensation	—	19,090	—	—	—	—	19,090
Shares issued for stock-based compensation awards	—	(26,267)	33,198	—	—	—	6,931
Repurchases of common stock	—	—	(53,925)	—	—	—	(53,925)
Balance at March 30, 2019	$125,424	$1,128,757	$(1,992,981)	$6,476,070	$(288,267)	$52,407	$5,501,410

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note A – Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company") were prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2020.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU No. 2020-04"). ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The company adopted the provisions of ASU No. 2020-04 on a prospective basis in March 2020.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (“Topic 326”). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. On January 1, 2020, the company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $47,011 ($35,935 net of tax). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied to all receivables, at a rate dependent on the credit characteristics of the collective pool each customer is in. Refer to Notes C and F.
Note C – Significant Accounting Policies

Except for the changes below, no material changes have been made to the company’s significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 13, 2020, for the year ended December 31, 2019.

Trade accounts and notes receivable

Trade accounts and notes receivable are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables' amortized cost basis to present the net amount expected to be collected. Receivables are written off against the allowance when management believes the receivable balance is confirmed to be uncollectible.

Management estimates the allowance for credit losses using relevant available information about expected credit losses and an age-based reserve model. Inputs to the model include information about historical credit losses, customer credit ratings, past events,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

current conditions, and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current receivable-specific risk characteristics such as changes in environmental conditions, economic and industry changes, or other relevant factors.

Expected credit losses are estimated on a collective (pool) basis, when similar risk characteristics exist, based on customer credit ratings, which include both externally acquired as well as internally determined credit ratings. Receivables that do not share risk characteristics are evaluated on an individual basis.

Note D – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2019 (a)	$883,496	$1,177,826	$2,061,322
Foreign currency translation adjustment	(2,418)	(14,006)	(16,424)
Balance as of March 28, 2020 (a)	$881,078	$1,163,820	$2,044,898

(a)
The total carrying value of goodwill as of March 28, 2020 and December 31, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

During the first quarter of 2020, as a result of significant declines in macroeconomic conditions and equity valuations, and the implementation of regulatory restrictions brought forth by the COVID-19 pandemic, and due to historically low head-room, the company determined that it was more likely than not that an impairment may exist within the Americas components and eInfochips reporting units. The company performed a quantitative goodwill impairment test for these reporting units and determined goodwill was not impaired. The fair value of the Americas components and eInfochips reporting units within the global components business segment exceeded their carrying values by approximately 4% and 2%, respectively.
The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of March 28, 2020 for the Americas components and eInfochips reporting units are highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is highly uncertain and will largely depend on the outcome of future events, which could result in a goodwill impairment going forward. The impacts of COVID-19 were considered in the impairment analysis through the use of probability weighted cash flow scenarios and an increase in the discount rates.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 28, 2020:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	11 years	$351,092	$(153,741)	$197,351
Amortizable trade name	8 years	76,407	(12,803)	63,604
		$427,499	$(166,544)	$260,955

Intangible assets, net, are comprised of the following as of December 31, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$354,305	$(148,632)	$205,673
Amortizable trade name	8 years	76,407	(10,177)	66,230
		$430,712	$(158,809)	$271,903

During the first quarter of 2020 and 2019, the company recorded amortization expense related to identifiable intangible assets of $9,955 and $11,930, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	March 28, 2020	December 31, 2019
Marubun/Arrow	$71,646	$76,574
Other	8,691	10,368
	$80,337	$86,942

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	March 28, 2020	March 30, 2019
Marubun/Arrow	$445	$1,226
Other	85	(2,693)
	$530	$(1,467)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At March 28, 2020 and December 31, 2019, the company’s pro-rata share of this debt was approximately $6,000 and $1,700, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 28, 2020	December 31, 2019
Accounts receivable	$7,930,947	$8,552,120
Allowances for doubtful accounts	(113,928)	(69,433)
	$7,817,019	$8,482,687

The company has notes receivable with certain customers, which are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

Allowances for doubtful accounts consists of the following:

Balance at December 31, 2019	$69,433
Effect of adoption of ASU No. 2016-13 (Note B)	47,011
Charged to income	12,539
Translation Adjustments	(1,869)
Writeoffs	(13,186)
Balance at March 28, 2020	$113,928

The global economic impact from COVID-19 may adversely affect the credit condition of some of our customers. The company has considered the current credit condition of its customers in estimating the expected credit losses as of March 28, 2020. The impact of the COVID-19 on our customers credit condition is highly uncertain and will largely depend on the outcome of future events, which could result increases in credit losses.

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

Receivables sold under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The entire purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to the unaffiliated financial institution. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables sold and in exchange receives a servicing fee under the program. Servicing fees related to the EMEA securitization program are not material. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the three months ended March 28, 2020, the company sold approximately €488,721, or $528,453, of accounts receivable under the EMEA securitization program. There were €346,709, or $382,089, of receivables outstanding as of March 28, 2020. Total collateralized accounts receivable of approximately €155,212, or $170,961, were held by Arrow EMEA Funding Corp B.V. at March 28, 2020. Any accounts receivable held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of March 28, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	March 28, 2020	December 31, 2019
6.00% notes, due April 2020	$209,366	$209,322
5.125% notes, due March 2021	130,727	—
Borrowings on lines of credit	—	60,000
Other short-term borrowings	37,084	62,109
	$377,177	$331,431

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.41% and 2.76% at March 28, 2020 and December 31, 2019, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at March 28, 2020. There were $60,000 of outstanding borrowings under the uncommitted lines of credit at December 31, 2019. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 2.48% and 2.61% at March 28, 2020 and December 31, 2019, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at March 28, 2020 and December 31, 2019. The program had a weighted-average effective interest rate of 2.01% and 2.24% at March 28, 2020 and December 31, 2019, respectively.

Long-term debt consists of the following:

	March 28, 2020	December 31, 2019
Revolving credit facility	$122,500	$10,000
North American Asset securitization program	—	400,000
5.125% notes, due 2021	—	130,691
3.50% notes, due 2022	348,292	348,088
4.50% notes, due 2023	298,284	298,148
3.25% notes, due 2024	495,289	495,045
4.00% notes, due 2025	346,523	346,368
7.50% senior debentures, due 2027	109,878	109,857
3.875% notes, due 2028	494,789	494,648
Other obligations with various interest rates and due dates	7,234	7,284
	$2,222,789	$2,640,129

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	March 28, 2020	December 31, 2019
3.50% notes, due 2022	$363,000	$358,500
4.50% notes, due 2023	324,500	316,000
3.25% notes, due 2024	462,000	515,500
4.00% notes, due 2025	375,000	367,000
7.50% senior debentures, due 2027	125,500	135,000
3.875% notes, due 2028	496,000	516,500

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 6.00% notes due April 2020, 5.125% notes due March 2021, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at March 28, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.27% at March 28, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at March 28, 2020. The company had $122,500 and $10,000 in outstanding borrowings under the revolving credit facility at March 28, 2020 and December 31, 2019, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the program, which matures in June 2021. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at March 28, 2020), or an effective interest rate of 1.37% at March 28, 2020. The facility fee is .40% of the total borrowing capacity.

At March 28, 2020, the company had no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400,000 in outstanding borrowings under the North American asset securitization program, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2,099,700 and $2,217,800, respectively, were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 28, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During April 2020, the company repaid $209,366 principal amount of its 6.00% notes due April 2020.

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

Interest and other financing expense, net, includes interest and dividend income of $9,965 and $14,045 for the first quarter of 2020 and 2019, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 28, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$18,169	$—	$—	$18,169
Equity investments (b)	Other assets	32,888	—	—	32,888
Interest rate swaps	Other liabilities	—	(50,530)	—	(50,530)
Foreign exchange contracts	Other current assets/ other assets	—	51,188	—	51,188
Foreign exchange contracts	Accrued expenses	—	(7,398)	—	(7,398)
		$51,057	$(6,740)	$—	$44,317

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$18,579	$—	$—	$18,579
Equity investments (b)	Other assets	44,677	—	—	44,677
Interest rate swaps	Other liabilities	—	(11,574)	—	(11,574)
Foreign exchange contracts	Other current assets/ other assets	—	24,092	—	24,092
Foreign exchange contracts	Accrued expenses	—	(2,132)	—	(2,132)
		$63,256	$10,386	$—	$73,642

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized loss of $9,995 and an unrealized gain of $1,824 for the first quarter of 2020 and 2019, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note D). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

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

Interest Rate Swaps

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300,000 and expire in June 2020. The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023. The fair value of interest rate swaps are estimated using market quotes.

The changes in fair value of the 2019 swaps is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance. During the first quarter of 2020, losses of $29,556 related to the 2019 swaps were recorded in other comprehensive loss, net of taxes. Also during the first quarter of 2020, losses of $1,194, before taxes, were reclassified from “Accumulated other comprehensive loss” to “Interest and other financing expense, net” related to forecasted cash flows that were deemed no longer probable to occur. The company recorded a liability related to the 2019 swaps of $50,522 and $11,563 as of March 28, 2020 and December 31, 2019, respectively.

In April 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “2020 swaps”) which locked in an average swap rate of 0.97% on a total aggregate notional amount of $300,000 and expire in December 2024. The 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance between January 2023 and December 2025.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, Canadian Dollar, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at March 28, 2020 and December 31, 2019 was $891,291 and $929,966, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations and were not material for the first quarter of 2020 and 2019.

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

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company’s net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges will be recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive income (loss)” in the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness will be included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The total gains recorded in CTA within other comprehensive income (loss) related to net investment hedges were $17,647 and $6,592 for the first quarter of 2020 and 2019, net of taxes, respectively. For the first quarter of 2020 and 2019, derivative amounts excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (net of tax) were gains of $17,994 and $1,142. For the first quarter of 2020 and 2019, derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net” were gains of $2,201 and $1,406. The company recorded an asset of $44,979 and $21,718 as of March 28, 2020 and December 31, 2019, respectively, related to the net investment hedges.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended
	March 28, 2020	March 30, 2019
Gain (Loss) Recognized in Income
Foreign exchange contracts	$4,493	$3,489
Interest rate swaps	(1,529)	(319)
Total	$2,964	$3,170
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts	$16,100	$5,953
Interest rate swaps	(29,556)	—
Total	$(13,456)	$5,953

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
(Dollars in thousands except per share data)
(Unaudited)

Note I – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 28, 2020	March 30, 2019
Restructuring and integration charges - current period actions	$3,705	$3,007
Restructuring and integration charges (credits) - actions taken in prior periods	1,521	(61)
Other charges	3,912	8,714
	$9,138	$11,660

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $9,916 and $9,667 at March 28, 2020 and December 31, 2019, respectively. During the three months ended March 28, 2020, the company made $4,163 of payments related to restructuring and integration accruals. Substantially all amounts accrued at March 28, 2020, and all restructuring and integration charges for the three months ending March 28, 2020, relate to the termination of personnel and are expected to be spent in cash within two years.

Other Charges

Included in restructuring, integration, and other charges for the first quarter of 2020 are other expenses of $3,912. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the three months ended March 28, 2020:

•
personnel charges for the first quarter of $2,439 related to the operating expense reduction program previously disclosed on July 15, 2019. The accrual related to the operating expense reduction program was $20,554 at March 28, 2020, and all accrued amounts are expected to be paid within five years.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 28, 2020	March 30, 2019
Net income attributable to shareholders	$49,503	$140,735
Weighted-average shares outstanding - basic	80,407	85,400
Net effect of various dilutive stock-based compensation awards	701	919
Weighted-average shares outstanding - diluted	$81,108	$86,319
Net income per share:
Basic	$0.62	$1.65
Diluted (a)	$0.61	$1.63

(a)
Stock-based compensation awards for the issuance of 1,307 and 903 shares for the first quarter of 2020 and 2019, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended
	March 28, 2020	March 30, 2019
Foreign Currency Translation Adjustment and Other:
Other comprehensive gain (loss) before reclassifications (a)	$(77,207)	$5,276
Amounts reclassified into income	106	(186)
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	17,647	6,592
Amounts reclassified into income	(1,670)	(1,059)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	(29,556)	—
Amounts reclassified into income	1,159	240
Employee Benefit Plan Items, Net:
Amounts reclassified into income	2,248	319
Net change in Accumulated other comprehensive income (loss)	$(87,273)	$11,182

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $9,317 and $9,859 for the first quarter of 2020 and 2019, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of March 28, 2020:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	411,574	188,426
Total	$1,000,000	$811,574	$188,426

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway. Approximately $6,900 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $3,500 and $10,000.

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

Approximately $74,300 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $7,400 to $18,300. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

During the first quarter, the company recorded reserves and other adjustments of approximately $32,700 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	March 28, 2020	March 30, 2019
Components:
Americas	$1,552,798	$1,907,029
EMEA (a)	1,309,990	1,503,366
Asia/Pacific	1,687,813	1,781,532
Global components	$4,550,601	$5,191,927

ECS:
Americas	$1,128,688	$1,200,907
EMEA (a)	702,128	763,157
Global ECS	$1,830,816	$1,964,064
Consolidated (b)	$6,381,417	$7,155,991

(a)	Defined as Europe, the Middle East, and Africa.

(b)	Includes sales related to the United States of $2,412,087 and $2,782,035 for the first quarter of 2020 and 2019, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended
	March 28, 2020	March 30, 2019
Operating income (loss):
Global components	$164,767	$234,532
Global ECS (d)	42,433	86,718
Corporate (c)	(68,896)	(75,690)
Consolidated	$138,304	$245,560

(c)
Includes restructuring, integration, and other charges of $9,138 and $11,660 for the first quarter of 2020 and 2019, respectively. Also included in the first quarter of 2019 was a net loss on disposition of businesses of $866.

(d)
Includes reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies for the first quarter of 2020. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	March 28, 2020	December 31, 2019
Global components	$10,157,804	$10,253,006
Global ECS	4,577,125	5,479,919
Corporate	656,531	667,871
Consolidated	$15,391,460	$16,400,796

Net property, plant, and equipment, by geographic area, is as follows:

	March 28, 2020	December 31, 2019
Americas (e)	$582,770	$594,357
EMEA	167,223	157,550
Asia/Pacific	53,429	51,203
Consolidated	$803,422	$803,110

(e)	Includes net property, plant, and equipment related to the United States of $580,429 and $591,818 at March 28, 2020 and December 31, 2019, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the first quarter of 2020, approximately 71% of the company’s sales were from the global components business segment and approximately 29% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2020 decreased by 10.8% compared with the year-earlier period. The decrease for the first quarter of 2020 was driven by a 12.4% decrease in the global components business segment sales and a 6.8% decrease in global ECS business segment sales. Adjusted for the change in foreign currencies, dispositions, and the closure of the company's personal computer and mobility asset disposition business (referred to as "impact of wind down"), consolidated sales as adjusted decreased 9.1% for the first quarter of 2020 compared with the year-earlier period.

Net income attributable to shareholders of $49.5 million in the first quarter of 2020 compared with $140.7 million in the year-earlier period. The following items impacted the comparability of the company’s results:

•	restructuring, integration, and other charges (excluding the impact of wind down) of $9.1 million in 2020 and $11.1 million in 2019;

•	identifiable intangible asset amortization (excluding the impact of wind down) of $10.0 million in 2020 and $9.1 million in 2019;

•	losses from wind down of business of $10.3 million in 2019;

•	AFS notes receivable recoveries of $0.9 million in 2020;

•	tax expense related to legislation changes of $3.6 million in 2020 and $3.5 million in 2019;

•	net loss on investments of $16.8 million in 2020 and net gain on investments of $5.3 million in 2019; and

•	loss on disposition of businesses, net, of $0.9 million in 2019.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2020 decreased to $79.0 million compared with $163.7 million in the year-earlier period. Net income in the first quarter of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the Global ECS business.

Impact of the COVID-19 Pandemic

On March 10, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus to be a pandemic. COVID-19 has caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and has resulted in a dramatic increase in unemployment, particularly in the U.S.

The extent to which COVID-19 will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. These future developments are highly uncertain and cannot be predicted with confidence. The global economic impact from COVID-19 may adversely affect the company's results of operations in the future and may affect the credit condition of some of our customers, which could increase delays in customer payments and credit losses.

To date, the company has experienced some limitations in employee resources resulting from travel restrictions and “stay at home” orders, which have limited shipment of products in and out of certain critical countries, including China. This has negatively impacted the company’s ability to efficiently ship products to customers globally. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce.
Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•
Sales, gross profit, and operating expenses as adjusted for the impact of changes in foreign currencies (referred to as "changes in foreign currencies") by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company’s operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "dispositions"), the impact of the company’s personal computer and mobility asset disposition business (referred to as "wind down"), the impact of inventory write-downs related to the digital business (referred to as “digital inventory write-downs and recoveries”), and the impact of the notes receivable reserves and inventory write-downs related to the AFS business (referred to as “AFS notes receivable reserves and recoveries” and “AFS inventory write-downs and recoveries,” respectively).

•
Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, and the impact of wind down.

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, net gains and losses on investments, certain tax adjustments, and the impact of wind down.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 28, 2020	March 30, 2019	% Change
Consolidated sales, as reported*	$6,381	$7,156	(10.8)%
Impact of changes in foreign currencies	—	(42)
Impact of dispositions and wind down	—	(94)
Consolidated sales, as adjusted*	$6,381	$7,020	(9.1)%

Global components sales, as reported	$4,551	$5,192	(12.4)%
Impact of changes in foreign currencies	—	(30)
Impact of wind down	—	(83)
Global components sales, as adjusted	$4,551	$5,079	(10.4)%

Global ECS sales, as reported	$1,831	$1,964	(6.8)%
Impact of changes in foreign currencies	—	(12)
Impact of dispositions	—	(11)
Global ECS sales, as adjusted	$1,831	$1,941	(5.7)%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the first quarter of 2020 decreased by $774.6 million, or 10.8%, compared with the year-earlier period. The decrease for the first quarter of 2020 was driven by a decrease in global components segment sales of $641.3 million, or 12.4% and a decrease in global ECS business segment sales of $133.2 million, or 6.8%. Adjusted for the impact of changes in foreign currencies and dispositions and wind down, consolidated sales decreased 9.1% for the first quarter of 2020 compared with the year-earlier periods.

Compared with the year-earlier period, global components business segment sales for the first quarter of 2020 decreased $641.3 million, or 12.4%, as reported, and decreased $528.6 million, or 10.4%, as adjusted for the impact of changes in foreign currencies and the wind down. Sales, as adjusted, decreased year over year by $290.5 million, $149.2 million, and $88.8 million in the Americas, EMEA, and APAC regions, respectively. COVID-19 related closures and disruptions were the primary driver of reduced sales in the APAC region. Lower sales volumes in the Americas and EMEA regions were driven by softer industry demand.

Compared with the year-earlier period, global ECS business segment sales for the first quarter of 2020 decreased $133.2 million, or 6.8%, as reported, and decreased $110.3 million, or 5.7%, as adjusted for the impact of changes in foreign currencies and dispositions. Sales, as adjusted, decreased year over year by $72.3 million and $38.0 million in the Americas and EMEA, respectively. Lower sales volumes in the Americas region were driven by softer demand in the Network Security and Storage verticals, and customers delaying orders. The EMEA region experienced softer demand in infrastructure projects partially offset by increased demand for remote working products. Both regions were also negatively impacted by having two fewer days of sales in the first quarter of 2020 compared to the first quarter of 2019.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	March 28, 2020	March 30, 2019	% Change
Consolidated gross profit, as reported	$728	$862	(15.5)%
Impact of changes in foreign currencies	—	(6)
Impact of dispositions and wind down	—	(9)
Consolidated gross profit, as adjusted*	$728	$846	(13.9)%
Consolidated gross profit as a percentage of sales, as reported	11.4%	12.0%	(60) bps
Consolidated gross profit as a percentage of sales, as adjusted	11.4%	12.1%	(70) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $728.4 million in the first quarter of 2020 compared with $861.7 million in the year-earlier period. Adjusted for the impact of changes in foreign currencies, dispositions and wind down, gross profit decreased 13.9% in the first quarter of 2020 compared with the year-earlier period. Gross profit margins in the first quarter of 2020, as adjusted, decreased by approximately (70) bps compared with the year-earlier periods primarily due to a shift in product mix as well as regional mix.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 28, 2020	March 30, 2019	% Change
Selling, general, and administrative expenses, as reported	$534	$556	(4.0)%
Depreciation and amortization, as reported	47	48	(0.9)%
Operating expenses, as reported	$581	$604	(3.8)%
Impact of changes in foreign currencies	—	(4)
Impact of dispositions and wind down	—	(19)
AFS notes receivable recoveries	1	—
Operating expenses, as adjusted	$582	$581	flat
Operating expenses as a percentage of sales, as reported	9.1%	8.4%	70 bps
Operating expenses as a percentage of sales, as adjusted	9.1%	8.3%	80 bps

Selling, general, and administrative expenses decreased by $22.2 million, or 4.0%, in the first quarter of 2020 on a sales decrease of 10.8% compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales were 8.4% for the first quarter of 2020 compared with 7.8% in the year-earlier period.

Depreciation and amortization expense as a percentage of operating expenses was 8.1% for the first quarter of 2020 compared with 7.9% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $10.0 million for the first quarter of 2020 compared to $11.9 million in the year-earlier period.

Adjusted for the impact of changes in foreign currencies, dispositions, and AFS notes receivable reserves and credits, operating expenses for the first quarter of 2020 increased slightly compared with the year-earlier period. Operating expense, as adjusted, as a percentage of sales increased 80 bps and for the first quarter of 2020 compared with the year-earlier period.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations.

2020 Charges

The company recorded restructuring, integration, and other charges of $9.1 million for the first quarter of 2020, which includes $3.7 million related to initiatives taken by the company during 2020 to improve operating efficiencies and personnel charges of $2.4 million for the first quarter of 2020 related to the operating expense reduction program previously disclosed in July 2019.

2019 Charges

The company recorded restructuring, integration, and other charges of $11.7 million for the first quarter of 2019, which includes $3.0 million related to initiatives taken by the company during 2019 to improve operating efficiencies, $1.0 million acquisition-related expenses, and $5.6 million in charges related to relocation and other centralization efforts to maximize operating efficiencies. The restructuring and integration charges of $3.0 million for the first quarter of 2019 relate primarily to the termination of personnel.

As of March 28, 2020, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	March 28, 2020	March 30, 2019	% Change
Consolidated operating income, as reported	$138	$246	(43.7)%
Identifiable intangible asset amortization*	10	9
Restructuring, integration, and other charges*	9	11
Loss on disposition of businesses, net	—	1
AFS notes receivable credits	(1)	—
Impact of wind down*	—	10
Consolidated operating income, as adjusted	$156	$277	(43.5)%
Consolidated operating income as a percentage of sales, as reported	2.2%	3.4%	(120) bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported, excluding wind down	2.5%	3.9%	(140) bps
*    Amounts presented for restructuring, integration, and other charges, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down.

The company recorded operating income of $138.3 million, or 2.2% of sales in the first quarter of 2020 compared with operating income of $245.6 million, or 3.4% of sales in the year-earlier period. Operating income, as adjusted, was $156.5 million, or 2.5% of sales, in the first quarter of 2020 compared with operating income, as adjusted, of $276.9 million, or 3.9% of sales in the year-earlier period. Operating income, as adjusted, decreased 43.5% for the first quarter of 2020 compared with the year-earlier period, on a sales decrease of 10.8% compared with the year-earlier period. Operating income, as adjusted as a percentage of sales, decreased 140 bps for the first quarter of 2020. Operating margins, as adjusted, declined 110 bps and 210 bps in the global components and global ECS businesses, respectively, primarily due to the decrease in sales across both businesses, and reserves and other adjustments related to foreign tax and other loss contingencies within the Global ECS business. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. These operating margin declines were partially offset by a reduction in operating costs and corporate overhead due to the operating expense reduction program announced in July 2019.

Gain (Loss) on Investments, Net

During the first quarter of 2020 and 2019, the company recorded a loss of $16.8 million and a gain of $5.3 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $43.3 million for the first quarter of 2020 compared with $52.0 million in the year-earlier period. The decrease for the first quarter of 2020 primarily relates to lower borrowings and interest rates on short term credit facilities, offset partially by decreased interest income. The decrease in interest and dividend income is attributable to a lower average cash balances within the company’s cash pooling arrangements.

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

For the first quarter of 2020, the company recorded a provision for income taxes of $27.9 million, an effective tax rate of 35.9%. The company’s provision for income taxes and effective tax rate for the first quarter of 2020 was impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, the impact of tax legislation changes, loss on investments, and AFS reserves and credits. Excluding the impact of the aforementioned items, the company’s effective tax rate for the first quarter of 2020 was 29.5% which includes approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

For the first quarter of 2019, the company recorded a provision for income taxes of $53.9 million, an effective tax rate of 27.5%. The company's provision for income taxes and effective tax rate for the first quarter of 2019 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, the impact of U.S. tax reform, the impact of the wind down, and gain on investments. Excluding the impact of the aforementioned items, the company’s effective tax rate for the first quarter of 2019 was 25.6%.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The increase in the effective tax rate from 27.5% for the first quarter of 2019 to 35.9% for the first quarter of 2020 is primarily driven by changes in mix of the tax jurisdictions where taxable income is generated, discrete items, and changes in the U.S. tax rules.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	March 28, 2020	March 30, 2019
Net income attributable to shareholders, as reported	$50	$141
Identifiable intangible asset amortization**	10	9
Restructuring, integration, and other charges**	9	11
Loss on disposition of businesses, net	—	1
(Gain) loss on investments, net	17	(5)
AFS notes receivable credits	(1)	—
Impact of wind down**	—	10
Tax effect of adjustments above	(9)	(6)
Impact of tax legislation changes	4	4
Net income attributable to shareholders, as adjusted*	$79	$164
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

The company recorded net income attributable to shareholders of $49.5 million in the first quarter of 2020 compared with $140.7 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $79.0 million for the first quarter of 2020 compared with $163.7 million in the year-earlier period.

Liquidity and Capital Resources

At March 28, 2020 and December 31, 2019, the company had cash and cash equivalents of $201.0 million and $300.1 million, respectively, of which $185.0 million and $277.7 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest certain of its foreign earnings, of which $2.5 billion are available for distribution in future periods as of March 28, 2020. The company continues to indefinitely reinvest the residual $1.1 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first quarter of 2020, the net amount of cash provided by the company’s operating activities was $466.9 million, the net amount of cash used for investing activities was $33.4 million, and the net amount of cash used for financing activities was $529.9 million. The effect of exchange rate changes on cash was a decrease of $2.6 million.

During the first quarter of 2019, the net amount of cash used for the company’s operating activities was $329.0 million, the net amount of cash used for investing activities was $30.9 million, and the net amount of cash provided by financing activities was $180.8 million. The effect of exchange rate changes on cash was an increase of $21.7 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.5% at March 28, 2020 and 72.9% at December 31, 2019.

The net amount of cash provided by the company’s operating activities during the first quarter of 2020 was $466.9 million and was primarily due to earnings from operations adjusted for non-cash items and the initial sales of accounts receivables under the EMEA asset securitization program (see Note F), which began operations during the first quarter of 2020 resulting in a $382.1 million operating cash inflow.

The net amount of cash used for the company’s operating activities during the first quarter of 2019 was $329.0 million and was primarily due to the timing of inventory purchases early in the quarter coupled with lower demand levels and slower payments by customers later in the quarter.

In response to the COVID-19 pandemic, many countries have enacted economic aid programs, including the  Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States. These programs include, among other things, deferrals of payroll taxes, indirect taxes and corporate income tax. The company is reviewing such economic aid programs and intends to seek any available potential benefits under such programs around the globe where it has a presence. The deferred tax payment dates vary by jurisdiction and would generally be paid during the last quarter of 2020 or the first two quarters of 2021. Due to the expediency with which these stimulus programs were enacted and the number of tax authorities involved, there is a high degree of uncertainty around their implementation. Therefore, the company continues to assess the potential impacts of such legislature on its business, results of operations, financial position and cash flows. Currently, the company is not able to estimate the amount of tax payments that may be deferred or the amount of tax incentives it could secure during 2020.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 17.6% in the first quarter of 2020 compared with 19.6% in the first quarter of 2019.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2020 was $33.4 million. The primary use of cash for investing activities included $28.0 million for capital expenditures. Capital expenditures for the first quarter of 2020 include expenditures related to the build out of the company's distribution centers.

The net amount of cash used for investing activities during the first quarter of 2019 was $30.9 million. The uses of cash from investing activities included $33.8 million for capital expenditures. Capital expenditures for the first quarter of 2019 are related to investments in internally developed software and website functionality related to the digital business.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first quarter of 2020 was $529.9 million. The uses of cash from financing activities included $84.4 million of net payments for short-term borrowings, $288.6 million of net payments for long term borrowings, and $159.0 million of repurchases of common stock. The primary source of cash from financing activities during the first quarter of 2020 was $2.0 million of proceeds from the exercise of stock options.

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

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at March 28, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.27% at March 28, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at March 28, 2020. The company had $122.5 million in outstanding borrowings under the revolving credit facility at March 28, 2020 and $10.0 million in outstanding borrowings under the revolving credit facility at December 31, 2019. During the first quarter of 2020 and 2019, the average daily balance outstanding under the revolving credit facility was $21.3 million and $43.0 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at March 28, 2020 and December 31, 2019, respectively. During the first quarter of 2020 and 2019, the average daily balance outstanding under the commercial paper program was $192.1 million and $836.0 million, respectively. The program had a weighted-average effective interest rate of 2.01% at March 28, 2020.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the asset securitization program. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at March 28, 2020), or an effective interest rate of 1.37% at March 28, 2020. The facility fee is .40% of the total borrowing capacity. At March 28, 2020, the company no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400.0 million in outstanding borrowings under the North American asset securitization program. During the first quarter of 2020 and 2019, the average daily balance outstanding under the asset securitization program was $709.1 million and $1.1 billion, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 28, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at March 28, 2020. There were $60.0 million of outstanding borrowings under the uncommitted lines of credit at December 31, 2019. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 2.48% at March 28, 2020. During the first quarter of 2020 and 2019, the average daily balance outstanding under the uncommitted lines of credit was $15.2 million and $9.7 million, respectively.

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023. The company recorded a liability related to the 2019 swaps of $50.5 million and $11.6 million as of March 28, 2020 and December 31, 2019, respectively.

In April 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “2020 swaps”) which locked in an average swap rate of 0.97% on a total aggregate notional amount of $300.0 million and expire in December 2024. The 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by December 2025.

During April 2020, the company repaid $209.4 million principal amount of its 6.00% notes due April 2020.

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

The global economic impact from COVID-19 may adversely affect the company’s ability to access capital markets. Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•
During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023. The company continues servicing the receivables sold and in exchange receives a servicing fee under the program. During the first quarter of 2020, the company sold approximately €488.7 million, or $528.5 million, of accounts receivable under the EMEA securitization program. Total collateralized accounts receivable of approximately €155.2 million, or $171.0 million, were held by Arrow EMEA Funding Corp B.V. at March 28, 2020 (see Note F).

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of March 28, 2020 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	411,574	188,426
Total	$1,000,000	$811,574	$188,426

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

Receivables sold under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The entire purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to the unaffiliated financial institution. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables sold and in exchange receives a servicing fee under the program. Servicing fees related to the EMEA securitization program are not material. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the three months ended March 28, 2020, the company sold approximately €488.7 million, or $528.5 million, of accounts receivable under the EMEA securitization program. There were €346.7 million, or $382.1 million, of receivables outstanding as of March 28, 2020. Total collateralized accounts receivable of approximately €155.2 million, or $171.0 million, were held by Arrow EMEA Funding Corp B.V. at March 28, 2020. Any accounts receivable held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of March 28, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

On January 1, 2020, the company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $47.0 million ($35.9 million net of tax). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied to all receivables, at a rate dependent on the credit characteristics of the collective pool each customer is in. Refer to Notes B, C, and F.
During the first quarter of 2020, as a result of significant declines in macroeconomic conditions and equity valuations, and the implementation of regulatory restrictions brought forth by the COVID-19 pandemic, and due to historically low head-room, the company determined that it was more likely than not that an impairment may exist within the Americas components and eInfochips reporting units. The company performed a quantitative goodwill impairment test for these reporting units and determined goodwill was not impaired. The fair value of the Americas components and eInfochips reporting unit within the global components business segment exceeded their carrying values by approximately 4% and 2%, respectively. Refer to Note D.

There were no additional changes during the first quarter of 2020 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of Recently Issued Accounting Standards
See Note B and Note C of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: potential adverse effects of the ongoing global COVID-19 coronavirus pandemic, including actions taken to contain or treat COVID-19, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, anti-trust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in the company's Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 28, 2020 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

The following is intended to restate and supplement the Risk Factor entitled “General business conditions are vulnerable to the effects of epidemics, such as COVID-19, which could materially disrupt the company’s business,” which was incorporated in and a part of the company’s 10-K for the year ended December 31, 2019. Based on recent events, this Risk Factor is currently viewed as a significant risk to the company. Aside from the foregoing, there were no material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

General business conditions are vulnerable to the effects of epidemics and pandemics, such as the COVID-19 pandemic, which could materially disrupt the company’s business and have a negative impact on the company’s financial results and financial condition.

The company is vulnerable to the general economic effects of epidemics, pandemics and other public health crises, such as the novel COVID-19 pandemic. Due to the recent outbreak of COVID-19, there has been a substantial curtailment of travel and business activities, which is causing significant disruptions to the U.S. and global economy. The extent to which COVID-19 impacts the company’s results will depend primarily on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. For example, if COVID-19 continues to spread, the company may need to limit operations or implement additional restrictions as a result of widespread government restrictions. To date, the company has experienced limitations in employee resources and limited shipment of products in and out of certain critical countries, including China. This has negatively impacted the company’s ability to efficiently ship products to customers globally. In addition, a U.S. or global recession or a banking crisis triggered by the COVID-19 pandemic could have a material adverse effect on the company’s business, financial results and financial condition, including by reducing the demand for our products and services, increasing customer defaults and reducing our access to capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended March 28, 2020 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 25, 2020	—	$—	—	$338,537
January 26 through February 22, 2020	707,028	79.04	596,582	291,427
February 23 through March 28, 2020	1,631,496	63.20	1,629,542	188,426
Total	2,338,524		2,226,124

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended March 28, 2020 is 112,400 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4	Description of Registrant's Securities

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 6, 2020	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer