Form 10-Q
period 2020-06-27
ARROW ELECTRONICS INC
filed 2020-07-30
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

There were 77,626,656 shares of Common Stock outstanding as of July 23, 2020.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Sales	$6,606,494	$7,344,548	$12,987,911	$14,500,539
Cost of sales	5,856,031	6,529,639	11,509,057	12,823,942
Gross profit	750,463	814,909	1,478,854	1,676,597
Operating expenses:
Selling, general, and administrative expenses	501,470	599,212	1,035,309	1,155,288
Depreciation and amortization	46,812	46,982	93,922	94,508
Loss on disposition of businesses, net	—	—	—	866
Impairments (Notes D and E)	4,918	697,993	4,918	697,993
Restructuring, integration, and other charges	650	19,912	9,788	31,572
	553,850	1,364,099	1,143,937	1,980,227
Operating income (loss)	196,613	(549,190)	334,917	(303,630)
Equity in earnings (losses) of affiliated companies	(283)	382	247	(1,085)
Gain (loss) on investments, net	10,901	1,390	(5,909)	6,738
Employee benefit plan expense	(1,173)	(1,139)	(2,282)	(2,278)
Interest and other financing expense, net	(31,867)	(51,563)	(75,135)	(103,544)
Income (loss) before income taxes	174,191	(600,120)	251,838	(403,799)
Provision (benefit) for income taxes	40,854	(52,369)	68,746	1,538
Consolidated net income (loss)	133,337	(547,751)	183,092	(405,337)
Noncontrolling interests	533	1,215	785	2,894
Net income (loss) attributable to shareholders	$132,804	$(548,966)	$182,307	$(408,231)
Net income (loss) per share:
Basic	$1.69	$(6.48)	$2.29	$(4.80)
Diluted	$1.68	$(6.48)	$2.28	$(4.80)
Weighted-average shares outstanding:
Basic	78,677	84,652	79,527	85,022
Diluted	79,226	84,652	80,113	85,022
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Consolidated net income (loss)	$133,337	$(547,751)	$183,092	$(405,337)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	36,636	16,021	(40,707)	20,463
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	(2,031)	(1,427)	13,946	4,106
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	15	(6,606)	(28,382)	(6,366)
Employee benefit plan items, net of taxes	(2,374)	85	(126)	404
Other comprehensive income (loss)	32,246	8,073	(55,269)	18,607
Comprehensive income (loss)	165,583	(539,678)	127,823	(386,730)
Less: Comprehensive income attributable to non-controlling interests	784	1,730	794	2,761
Comprehensive income (loss) attributable to shareholders	$164,799	$(541,408)	$127,029	$(389,491)
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$205,828	$300,103
Accounts receivable, net	7,954,038	8,482,687
Inventories	3,420,912	3,477,120
Other current assets	213,190	266,249
Total current assets	11,793,968	12,526,159
Property, plant, and equipment, at cost:
Land	7,743	7,793
Buildings and improvements	188,563	173,370
Machinery and equipment	1,501,919	1,481,525
	1,698,225	1,662,688
Less: Accumulated depreciation and amortization	(900,035)	(859,578)
Property, plant, and equipment, net	798,190	803,110
Investments in affiliated companies	80,756	86,942
Intangible assets, net	249,528	271,903
Goodwill	2,052,128	2,061,322
Other assets	629,891	651,360
Total assets	$15,604,461	$16,400,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,967,180	$7,046,221
Accrued expenses	920,929	880,507
Short-term borrowings, including current portion of long-term debt	244,323	331,431
Total current liabilities	8,132,432	8,258,159
Long-term debt	2,098,369	2,640,129
Other liabilities	623,712	636,115
Commitments and contingencies (Note M)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2020 and 2019, respectively
Issued - 125,424 shares in both 2020 and 2019, respectively	125,424	125,424
Capital in excess of par value	1,151,895	1,150,006
Treasury stock (47,806 and 44,804 shares in 2020 and 2019, respectively), at cost	(2,542,629)	(2,332,548)
Retained earnings	6,277,620	6,131,248
Accumulated other comprehensive loss	(317,489)	(262,211)
Total shareholders’ equity	4,694,821	4,811,919
Noncontrolling interests	55,127	54,474
Total equity	4,749,948	4,866,393
Total liabilities and equity	$15,604,461	$16,400,796

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Consolidated net income (loss)	$183,092	$(405,337)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	93,922	94,508
Amortization of stock-based compensation	22,317	27,629
Equity in (earnings) losses of affiliated companies	(247)	1,085
Deferred income taxes	46,345	(71,846)
Impairments	4,918	697,993
(Gain) loss on investments, net	5,925	(6,738)
Other	48	11,956
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable, net	446,168	895,553
Inventories	52,927	278,142
Accounts payable	(51,027)	(1,346,176)
Accrued expenses	71,043	(71,394)
Other assets and liabilities	9,679	(28,956)
Net cash provided by operating activities	885,110	76,419
Cash flows from investing activities:
Proceeds from disposition of businesses	—	9,460
Acquisition of property, plant, and equipment	(59,542)	(81,636)
Other	(5,466)	2,940
Net cash used for investing activities	(65,008)	(69,236)
Cash flows from financing activities:
Change in short-term and other borrowings	(7,189)	(173,356)
Proceeds from (repayments of) long-term bank borrowings, net	(411,690)	118,977
Redemption of notes	(209,366)	—
Proceeds from exercise of stock options	3,730	9,622
Repurchases of common stock	(231,739)	(200,924)
Settlement of forward-starting interest rate swap	(48,378)	—
Other	(141)	(147)
Net cash used for financing activities	(904,773)	(245,828)
Effect of exchange rate changes on cash	(9,604)	(693)
Net decrease in cash and cash equivalents	(94,275)	(239,338)
Cash and cash equivalents at beginning of period	300,103	509,327
Cash and cash equivalents at end of period	$205,828	$269,989
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$125,424	$1,150,006	$(2,332,548)	$6,131,248	$(262,211)	$54,474	$4,866,393
Effect of new accounting principles	—	—	—	(35,935)	—	—	(35,935)
Consolidated net income	—	—	—	49,503	—	252	49,755
Other comprehensive loss	—	—	—	—	(87,273)	(242)	(87,515)
Amortization of stock-based compensation	—	13,920	—	—	—	—	13,920
Shares issued for stock-based compensation awards	—	(18,182)	20,162	—	—	—	1,980
Repurchases of common stock	—	—	(158,989)	—	—	—	(158,989)
Balance at March 28, 2020	$125,424	$1,145,744	$(2,471,375)	$6,144,816	$(349,484)	$54,484	$4,649,609
Consolidated net income	—	—	—	132,804	—	533	133,337
Other comprehensive income	—	—	—	—	31,995	251	32,246
Amortization of stock-based compensation	—	8,397	—	—	—	—	8,397
Shares issued for stock-based compensation awards	—	(2,246)	3,996	—	—	—	1,750
Repurchases of common stock	—	—	(75,250)	—	—	—	(75,250)
Distributions	—	—	—	—	—	(141)	(141)
Balance at June 27, 2020	$125,424	$1,151,895	$(2,542,629)	$6,277,620	$(317,489)	$55,127	$4,749,948

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

Note B – Impact of Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU No. 2020-04"). ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The company adopted the provisions of ASU No. 2020-04 on a prospective basis in March 2020.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses ("Topic 326"). Topic 326 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. On January 1, 2020, the company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $47,011 ($35,935 net of tax). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied to all receivables, at a rate dependent on the credit characteristics of the collective pool each customer is in. Refer to Notes C and G.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Management estimates the allowance for credit losses using relevant available information about expected credit losses and an age-based reserve model. Inputs to the model include information about historical credit losses, customer credit ratings, past events, current conditions, and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current receivable-specific risk characteristics such as changes in the economic and industry environment, or other relevant factors.

Expected credit losses are estimated on a collective (pool) basis, when similar risk characteristics exist, based on customer credit ratings, which include both externally acquired as well as internally determined credit ratings. Receivables that do not share risk characteristics are evaluated on an individual basis.

Note D – Impairment of Long-Lived Assets

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with Accounting Standards Codification ("ASC") topic 360 and recorded a pre-tax impairment charge of $74,908 to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019. The company also recorded $4,918 and $6,910 in impairment charges related to various other long-lived assets in the second quarters of 2020 and 2019, respectively, unrelated to the personal computer and mobility asset disposition business.

Note E – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2019 (a)	$883,496	$1,177,826	$2,061,322
Foreign currency translation adjustment	(1,363)	(7,831)	(9,194)
Balance as of June 27, 2020 (a)	$882,133	$1,169,995	$2,052,128

(a)  The total carrying value of goodwill as of June 27, 2020 and December 31, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

During the first quarter of 2020, as a result of significant declines in macroeconomic conditions and equity valuations, and the implementation of regulatory restrictions brought forth by the COVID-19 pandemic, and due to historically low head-room, the company determined that it was more likely than not that an impairment may exist within the Americas components and eInfochips reporting units. The company performed a quantitative goodwill impairment test for these reporting units and determined goodwill was not impaired. As of March 28, 2020, the fair value of the Americas components and eInfochips reporting units, within the global components business segment, exceeded their carrying values by less than 10%.

The company estimated the fair value of these reporting units using the income approach. For the purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk adjusted rate. The fair value conclusions as of March 28, 2020 for the Americas components and eInfochips reporting units are highly sensitive to changes in the assumptions used in the income approach which include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the discounted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is highly uncertain and will largely depend on the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
outcome of future events, which could result in a goodwill impairment going forward. The impacts of COVID-19 were considered in the interim impairment analysis as of March 28, 2020 through the use of probability weighted cash flow scenarios and an increase in the discount rates. The company concluded no further indicators of potential impairment existed, and as such, no interim impairment test was required at June 27, 2020.

During the second quarter of 2019, as a result of the company's downward revision of forecasted future earnings and the decision to wind down the company's personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis resulted in a partial goodwill impairment charge of $509,000 ($457,806 net of tax) with approximately $600,000 of goodwill remaining within the Americas components reporting unit and a full impairment charge of $61,175 ($61,175 net of tax) within the Asia-Pacific components reporting unit.

Intangible assets, net, are comprised of the following as of June 27, 2020:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	11 years	$350,931	$(162,429)	$188,502
Amortizable trade name	8 years	74,007	(12,981)	61,026
		$424,938	$(175,410)	$249,528

Intangible assets, net, are comprised of the following as of December 31, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$354,305	$(148,632)	$205,673
Amortizable trade name	8 years	76,407	(10,177)	66,230
		$430,712	$(158,809)	$271,903

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101,000. As a result of the company’s decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite. Subsequent to the second quarter of 2019, the company began amortizing these trade names over their estimated remaining useful lives. The trade names were tested for impairment during the second quarter of 2019 as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55,000 using the relief from royalty method and recorded a non-cash impairment charge of $46,000 ($34,653 net of tax). The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade names as integration to the Arrow brand occurs over the estimated remaining useful lives.

During the second quarter of 2020 and 2019, the company recorded amortization expense related to identifiable intangible assets of $9,734 and $11,413, respectively. During the first six months of 2020 and 2019, amortization expense related to identifiable intangible assets was $19,689 and $23,343, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company’s investment in affiliated companies:

	June 27, 2020	December 31, 2019
Marubun/Arrow	$71,957	$76,574
Other	8,799	10,368
	$80,756	$86,942

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Marubun/Arrow	$(217)	$227	$228	$1,453
Other	(66)	155	19	(2,538)
	$(283)	$382	$247	$(1,085)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At June 27, 2020 and December 31, 2019, the company’s pro-rata share of this debt was approximately $3,100 and $1,700, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 27, 2020	December 31, 2019
Accounts receivable	$8,052,930	$8,552,120
Allowances for doubtful accounts	(98,892)	(69,433)
	$7,954,038	$8,482,687

The company has notes receivable with certain customers, which are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

Allowances for doubtful accounts consists of the following:

Balance at December 31, 2019	$69,433
Effect of adoption of ASU No. 2016-13 (Note B)	47,011
Charged to income	19,475
Translation Adjustments	(1,817)
Writeoffs	(35,210)
Balance at June 27, 2020	$98,892

The global economic impact from COVID-19 may adversely affect the credit condition of some of our customers. The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of June 27, 2020. The impact of COVID-19 on our customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

During the first quarter of 2020, the company entered into an EMEA (Europe, the Middle East, and Africa) asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the second quarter and first six months of 2020, the company sold approximately €410,770 and €899,491, or $448,913 and $977,366, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. There were €292,403, or $324,227, of receivables sold to unaffiliated financial institutions that were uncollected as of June 27, 2020. Total collateralized accounts receivables of approximately €173,786, or $192,554, were held by Arrow EMEA Funding Corp B.V. at June 27, 2020. Any accounts receivables held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of June 27, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	June 27, 2020	December 31, 2019
6.00% notes, due April 2020	$—	$209,322
5.125% notes, due March 2021	130,764	—
Borrowings on lines of credit	75,000	60,000
Other short-term borrowings	38,559	62,109
	$244,323	$331,431

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 3.27% and 2.76% at June 27, 2020 and December 31, 2019, respectively.

The company has $200,000 in uncommitted lines of credit. There were $75,000 and $60,000 of outstanding borrowings under the uncommitted lines of credit at June 27, 2020 and December 31, 2019, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.55% and 2.61% at June 27, 2020 and December 31, 2019, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at June 27, 2020 and December 31, 2019. The program had a weighted-average effective interest rate of 2.01% and 2.24% at June 27, 2020 and December 31, 2019, respectively.

Long-term debt consists of the following:

	June 27, 2020	December 31, 2019
Revolving credit facility	$—	$10,000
North American asset securitization program	—	400,000
5.125% notes, due 2021	—	130,691
3.50% notes, due 2022	348,499	348,088
4.50% notes, due 2023	298,421	298,148
3.25% notes, due 2024	495,536	495,045
4.00% notes, due 2025	346,680	346,368
7.50% senior debentures, due 2027	109,898	109,857
3.875% notes, due 2028	494,933	494,648
Other obligations with various interest rates and due dates	4,402	7,284
	$2,098,369	$2,640,129

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	June 27, 2020	December 31, 2019
3.50% notes, due 2022	$360,000	$358,500
4.50% notes, due 2023	319,500	316,000
3.25% notes, due 2024	528,000	515,500
4.00% notes, due 2025	375,500	367,000
7.50% senior debentures, due 2027	129,500	135,000
3.875% notes, due 2028	521,000	516,500

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 5.125% notes due March 2021, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at June 27, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.24% at June 27, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at June 27, 2020. The company had no outstanding borrowings and $10,000 in outstanding borrowings under the revolving credit facility at June 27, 2020 and December 31, 2019, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the program, which matures in June 2021. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at June 27, 2020), or an effective interest rate of .87% at June 27, 2020. The facility fee is .40% of the total borrowing capacity.

At June 27, 2020, the company had no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400,000 in outstanding borrowings under the North American asset securitization program, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2,073,200 and $2,217,800 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at June 27, 2020 and December 31, 2019, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of June 27, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Interest and other financing expense, net, includes interest and dividend income of $3,461 and $13,426 for the second quarter and first six months of 2020, respectively. Interest and other financing expense, net, includes interest and dividend income of $14,492 and $28,537 for the second quarter and first six months 2019, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 27, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$21,480	$—	$—	$21,480
Equity investments (b)	Other assets	37,903	—	—	37,903
Interest rate swaps	Other assets	—	558	—	558
Interest rate swaps	Other liabilities	—	(3,029)	—	(3,029)
Foreign exchange contracts	Other current assets/ other assets	—	47,867	—	47,867
Foreign exchange contracts	Accrued expenses	—	(2,595)	—	(2,595)
		$59,383	$42,801	$—	$102,184

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$18,579	$—	$—	$18,579
Equity investments (b)	Other assets	44,677	—	—	44,677
Interest rate swaps	Other liabilities	—	(11,574)	—	(11,574)
Foreign exchange contracts	Other current assets/ other assets	—	24,092	—	24,092
Foreign exchange contracts	Accrued expenses	—	(2,132)	—	(2,132)
		$63,256	$10,386	$—	$73,642

(a) Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b) The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $4,964 and an unrealized loss of $5,031 for the second quarter and first six months of 2020, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $8 and $1,842 for the second quarter and first six months of 2019, respectively, on equity securities held at the end of the quarter.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Gains and losses on interest rate swaps are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps are estimated using market quotes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At June 27, 2020 the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025
May 2020	June 2022	$300,000	0.90%	Jan 2021 - Jun 2023

At December 31, 2019 the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted Average Interest Rate	Date Range of Forecasted Transaction
May 2019	June 2020	$300,000	2.33%	Sep 2019 - Jun 2020

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”). The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company terminated the 2019 swaps for a cash payment of $48,378, which is reported in the "cash flows from financing activities" section of the consolidated statements of cash flows. During the six months ended June 27, 2020, losses of $1,194, before taxes, were reclassified from “Accumulated other comprehensive loss” ("AOCI") to “Interest and other financing expense, net” related to forecasted cash flows that were deemed no longer probable to occur. At June 27, 2020 losses of $35,796, net of taxes, remained in AOCI related to the May 2019 swaps.

During the second quarter and six months ended June 27, 2020, losses of $243 and $29,799, respectively, related to interest rate swaps were recorded in other comprehensive loss, net of taxes. During the second quarter ended June 29, 2019, losses of $6,849 related to interest rate swaps were recorded in other comprehensive loss, net of taxes.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Indian Rupee, Canadian Dollar, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at June 27, 2020 and December 31, 2019 was $1,031,031 and $929,966, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations and were not material for the second quarter and first six months of 2020 and 2019.

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

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company’s net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges are recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive loss” in the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The total gains (losses) recorded in CTA within other comprehensive loss related to net investment hedges were $(361) and $17,286 for the second quarter and first six months of 2020, and $224 and $6,816 for the second quarter and first six months of 2019, net of taxes, respectively. Derivative amounts excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (net of tax) were gains (losses) of $519 and $18,513 for the second quarter and first six months of 2020, $3,634 and $4,776 for the second quarter and first six months of 2019, respectively. Derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to "Interest and other financing expenses, net" were gains of $2,201 and $4,402 for the second quarter and first six months of 2020, and $2,192 and $3,598 for the second quarter and first six months of 2019, respectively. The company recorded an asset of $44,504 and $21,718 as of June 27, 2020 and December 31, 2019, respectively, related to the net investment hedges.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gain (Loss) Recognized in Income
Foreign exchange contracts	$4,128	$774	$8,621	$4,263
Interest rate swaps	(338)	(322)	(1,867)	(641)
Total	$3,790	$452	$6,754	$3,622
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts	$897	$1,294	$16,997	$7,247
Interest rate swaps	(243)	(6,849)	(29,799)	(6,849)
Total	$654	$(5,555)	$(12,802)	$398

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
(Dollars in thousands except per share data)
(Unaudited)
Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Restructuring and integration charges - current period actions	$1,284	$5,071	$4,989	$8,078
Restructuring and integration charges (credits) - actions taken in prior periods	(2,054)	1,424	(533)	1,363
Other charges	1,420	13,417	5,332	22,131
	$650	$19,912	$9,788	$31,572

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $6,937 and $9,667 at June 27, 2020 and December 31, 2019, respectively. During the second quarter and first six months of 2020, the company made $2,250 and $6,413 of payments related to restructuring and integration accruals, respectively. Substantially all amounts accrued at June 27, 2020, and all restructuring and integration charges for the first six months of 2020, relate to the termination of personnel and are expected to be spent in cash within two years.

Other Charges

Included in restructuring, integration, and other charges for the second quarter and the first six months of 2020 are other expenses of $1,420 and $5,332, respectively. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the second quarter and six months ended June 27, 2020:

•personnel charges for the second quarter and first six months of 2020 of $591 and $3,030 related to the operating expense reduction program previously disclosed on July 15, 2019. The accrual related to the operating expense reduction program was $17,314 at June 27, 2020, and all accrued amounts are expected to be paid within five years.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2019 are other expenses of $13,417 and $22,131, respectively. The following items were included in other charges and credits recorded to restructuring, integration, and other charges for the second quarter and six months ended June 29, 2019:

•relocation and other charges associated with centralization efforts to maximize operating efficiencies for the second quarter and first six months of $3,174 and $8,733, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss) attributable to shareholders	$132,804	$(548,966)	$182,307	$(408,231)
Weighted-average shares outstanding - basic	78,677	84,652	79,527	85,022
Net effect of various dilutive stock-based compensation awards	549	—	586	—
Weighted-average shares outstanding - diluted	$79,226	$84,652	$80,113	$85,022
Net income (loss) per share:
Basic	$1.69	$(6.48)	$2.29	$(4.80)
Diluted (a)	$1.68	$(6.48)	$2.28	$(4.80)

(a)Stock-based compensation awards for the issuance of 1,625 and 1,471 shares for the second quarter and first six months of 2020, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive. As the company reported a net loss attributable to shareholders for the second quarter and first six months of 2019, basic and diluted net loss per share attributable to shareholders are the same and stock-based compensation awards for the issuance of 1,961 and 1,810 shares, respectively, were excluded from the computation of net loss per share on a diluted basis as their effect was anti-dilutive.

Note L – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign Currency Translation Adjustment and Other:
Other comprehensive gain (loss) before reclassifications (a)	$36,940	$15,560	$(40,267)	$20,836
Amounts reclassified into income	(555)	(54)	(449)	(240)
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications	(361)	224	17,286	6,816
Amounts reclassified into income	(1,670)	(1,651)	(3,340)	(2,710)
Unrealized Loss on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	(243)	(6,849)	(29,799)	(6,849)
Amounts reclassified into income	258	243	1,417	483
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(2,374)	85	(126)	404
Net change in Accumulated other comprehensive income (loss)	$31,995	$7,558	$(55,278)	$18,740

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(a)  Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(5,183) and $4,134 for the second quarter and first six months of 2020 and $(9,079) and $780 for the second quarter and first six months of 2019, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of June 27, 2020:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	486,572	113,428
Total	$1,000,000	$886,572	$113,428

The amounts repurchased during 2020 were pursuant to the company’s $600,000 share-repurchase program that was approved by the Board on December 11, 2018. During July 2020, the company's Board approved an additional $600,000 share-repurchase program. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

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

Approximately $75,100 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $6,800 to $17,700. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4,770, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), and conducted an internal investigation and terminated or disciplined the employees involved. BIS has closed its investigation and issued the company a warning letter without referring the matter for further proceedings. No penalties have been imposed by BIS. The company has cooperated

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
fully and intends to continue to cooperate fully with OFAC with respect to its review, which may result in the imposition of penalties, which we are currently not able to estimate.

During the first six months of 2020, the company recorded reserves and other adjustments of approximately $32,700 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Components:
Americas	$1,488,901	$1,876,799	$3,041,699	$3,783,828
EMEA (a)	1,118,417	1,415,888	2,428,407	2,919,254
Asia/Pacific	2,113,937	1,978,248	3,801,750	3,759,780
Global components	$4,721,255	$5,270,935	$9,271,856	$10,462,862

ECS:
Americas	$1,223,256	$1,372,456	$2,351,944	$2,573,363
EMEA (a)	661,983	701,157	1,364,111	1,464,314
Global ECS	$1,885,239	$2,073,613	$3,716,055	$4,037,677
Consolidated (b)	$6,606,494	$7,344,548	$12,987,911	$14,500,539

(a)Defined as Europe, the Middle East, and Africa.

(b)Includes sales related to the United States of $2,463,885 and $4,875,972 for the second quarter and first six months of 2020 and $2,902,393 and $5,684,428 for the second quarter and first six months 2019, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating income (loss):
Global components (c)	$181,836	$(566,116)	$346,603	$(331,584)
Global ECS (d)	72,921	98,388	115,354	185,106
Corporate (e)	(58,144)	(81,462)	(127,040)	(157,152)
Consolidated	$196,613	$(549,190)	$334,917	$(303,630)

(c)Global components operating income includes impairments of $697,993 for the second quarter and first six months 2019. Also included in the second quarter of 2019 is a non-recurring charge of $20,114 related to a subset of inventory held by its digital business and a non-recurring charge of $15,851 related to the receivables and inventory of its financing solutions business. During the second quarter of 2019 the company made the decision to narrow its digital inventory offerings and will no longer provide notes to its components customers.

(d)Global ECS operating income for the first six months of 2020 includes reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. Global ECS operating income for the second quarter of 2020 includes $4,918 in impairment charges related to various long-lived assets.

(e)Includes restructuring, integration, and other charges of $650 and $9,788 for the second quarter and first six months of 2020 and $19,912 and $31,572 for the second quarter and first six months 2019, respectively. Also included in the first six months of 2019 was a net loss on disposition of businesses of $866.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by segment, is as follows:

	June 27, 2020	December 31, 2019
Global components	$10,466,895	$10,253,006
Global ECS	4,403,385	5,479,919
Corporate	734,181	667,871
Consolidated	$15,604,461	$16,400,796

Net property, plant, and equipment, by geographic area, is as follows:

	June 27, 2020	December 31, 2019
Americas (f)	$566,705	$594,357
EMEA	177,158	157,550
Asia/Pacific	54,327	51,203
Consolidated	$798,190	$803,110

(f)Includes net property, plant, and equipment related to the United States of $564,435 and $591,818 at June 27, 2020 and December 31, 2019, respectively.

Note O – Income Taxes

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Provision (benefit) at statutory tax rate	$36,580	$(126,025)	$52,886	$(84,798)
State taxes, net of federal benefit	2,083	(11,533)	4,091	(7,504)
International effective tax rate differential	2,147	3,238	915	8,217
U.S. Tax on foreign earnings	30	4,953	3,166	9,880
Changes in tax accruals	1,387	902	7,595	920
Tax credits	(756)	(1,971)	(1,511)	(4,001)
Non-deductible portion of impairment of goodwill	—	76,153	—	76,153
Other	(617)	1,914	1,604	2,671
Provision (benefit) for income taxes	$40,854	$(52,369)	$68,746	$1,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the second quarter of 2020, approximately 71% of the company’s sales were from the global components business segment and approximately 29% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2020 decreased by 10.0% and 10.4%, respectively, compared with the year-earlier periods. The decrease for the second quarter of 2020 was driven by a 10.4% decrease in the global components business segment sales and a 9.1% decrease in global ECS business segment sales. The decrease for the first six months of 2020 was driven by an 11.4% decrease in the global components business segment sales and a 8.0% decrease in the global ECS business segment sales. Adjusted for the change in foreign currencies, and the closure of the company's personal computer and mobility asset disposition business (referred to as “impact of wind down”), consolidated sales as adjusted decreased 8.3% and 8.5% for the second quarter and first six months of 2020, respectively, compared with the year-earlier periods.

Net income attributable to shareholders increased to $132.8 million and $182.3 million in the second quarter and first six months of 2020, respectively, compared with a net loss attributable to shareholders of $549.0 million and $408.2 million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Second quarters of 2020 and 2019:

•restructuring, integration, and other charges of $0.7 million in 2020 and $19.9 million in 2019 (excluding the impact of wind down);
•identifiable intangible asset amortization of $9.7 million in 2020 and $8.7 million in 2019 (excluding the impact of wind down);
•impairments of long-lived assets of $4.9 million in 2020 and goodwill and other impairments of $623.1 million in 2019;
•gains from wind down of business of $11.8 million in 2020 and losses from wind down of business of $104.2 million, inclusive of $74.9 million of impairments of long-lived assets in 2019;
•Digital inventory write-downs of $20.1 million in 2019;
•Arrow Financing Solutions (“AFS”) notes receivable reserves of $0.2 million in 2020 and AFS notes receivable reserves and inventory write-downs of $15.9 million in 2019; and
•net gain on investments of $10.9 million in 2020 and $1.4 million in 2019.

First six months of 2020 and 2019:

•restructuring, integration, and other charges of $9.8 million in 2020 and $31.0 million in 2019 (excluding the impact of wind down);
•identifiable intangible asset amortization of $19.7 million in 2020 and $17.8 million in 2019 (excluding the impact of wind down);
•impairments of long-lived assets of $4.9 million in 2020 and goodwill and other impairments $623.1 million in 2019;
•gains from wind down of business of $11.8 million in 2020 and losses from wind down of business of $114.4 million, inclusive of $74.9 million of impairments of long-lived assets in 2019;

•Digital inventory write-downs of $20.1 million in 2019;
•AFS notes receivable recoveries of $0.7 million in 2020 and AFS notes receivable reserves and inventory write-downs of $15.9 million in 2019;
•tax expense related to legislation changes of $3.6 million in 2020 and $3.5 million in 2019;
•net loss on investments of $5.9 million in 2020 and net gain on investments of $6.7 million in 2019; and
•loss on disposition of businesses, net, of $0.9 million in 2019.

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2020 decreased to $126.1 million and $205.1 million, respectively, compared with $136.6 million and $300.3 million in the year-earlier periods. Net income in the first six months of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the Global ECS business.

Impact of the COVID-19 Pandemic

On March 10, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus to be a pandemic. COVID-19 has caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and has resulted in a dramatic increase in unemployment, particularly in the U.S.

To date, the company has experienced some limitations in employee resources resulting from travel restrictions and “stay at home” orders. Despite these restrictions, the company continues to efficiently manage the global supply chain requirements of our customers and suppliers. Throughout 2020, the company has experienced strong demand for solutions that enable business continuity and work from home capabilities. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce.

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

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Sales, gross profit, and operating expenses as adjusted for the impact of changes in foreign currencies (referred to as "changes in foreign currencies") by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company’s operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "dispositions"), the impact of the company’s personal computer and mobility asset disposition business (referred to as "wind down"), the impact of inventory write-downs related to the digital business (referred to as “digital inventory write-downs and recoveries”), and the impact of the notes receivable reserves and inventory write-downs related to the AFS business (referred to as “AFS notes receivable reserves and recoveries” and “AFS inventory write-downs and recoveries,” respectively).
•Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, and the impact of wind down.
•Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, AFS notes receivable reserves and credits and inventory write-downs and recoveries, digital inventory write-downs and recoveries, net gains and losses on investments, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, certain tax adjustments, and the impact of wind down.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Consolidated sales, as reported	$6,606	$7,345	(10.0)%	$12,988	$14,501	(10.4)%
Impact of changes in foreign currencies	—	(65)		—	(139)
Impact of dispositions and wind down	—	(78)		—	(172)
Consolidated sales, as adjusted*	$6,606	$7,201	(8.3)%	$12,988	$14,190	(8.5)%

Global components sales, as reported	$4,721	$5,271	(10.4)%	$9,272	$10,463	(11.4)%
Impact of changes in foreign currencies	—	(40)		—	(89)
Impact of wind down	—	(78)		—	(161)
Global components sales, as adjusted	$4,721	$5,153	(8.4)%	$9,272	$10,213	(9.2)%

Global ECS sales, as reported	$1,885	$2,074	(9.1)%	$3,716	$4,038	(8.0)%
Impact of changes in foreign currencies	—	(25)		—	(50)
Impact of dispositions	—	—		—	(11)
Global ECS sales, as adjusted	$1,885	$2,049	(8.0)%	$3,716	$3,977	(6.6)%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2020 decreased by $738.1 million, or 10.0%, and $1.5 billion, or 10.4%, respectively, compared with the year-earlier periods. The decrease for the second quarter of 2020 was driven by a decrease in global components segment sales of $549.7 million, or 10.4% and a decrease in global ECS business segment sales of $188.4 million, or 9.1%. The decrease for the first six months of 2020 was driven by a decrease in global components segment sales of $1.2 billion, or 11.4%, and a decrease in global ECS business segment sales of $321.6 million, or 8.0%. Adjusted for the impact of changes in foreign currencies and dispositions and wind down, consolidated sales decreased 8.3% and 8.5% for the second quarter and first six months of 2020, respectively, compared with the year-earlier periods.

Compared with the year-earlier period, global components business segment sales for the second quarter and first six months of 2020 decreased $549.7 million, or 10.4%, and $1.2 billion, or 11.4%, respectively, as reported, and decreased $431.7 million, or 8.4%, and $941.3 million, or 9.2%, respectively, as adjusted for the impact of changes in foreign currencies and the wind down. Decreases were primarily due to lower sales volumes in the Americas and EMEA regions, driven by softer demand in the automotive and aerospace industries, partially offset by stronger demand in the APAC components region.

Compared with the year-earlier period, global ECS business segment sales for the second quarter and first six months of 2020 decreased $188.4 million, or 9.1%, and decreased by $321.6 million, or 8.0%, respectively, as reported, and decreased $163.3 million, or 8.0%, and decreased by $260.6 million, or 6.6%, respectively, as adjusted for the impact of changes in foreign currencies and dispositions. Decreases in sales were primarily due to lower sales volumes driven by softer demand for servers and networking solutions, offset partially by strong demand in the network security and storage verticals.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Consolidated gross profit, as reported	$750	$815	(7.9)%	$1,479	$1,677	(11.8)%
Impact of changes in foreign currencies	—	(9)		—	(20)
Impact of dispositions and wind down	(11)	4		(11)	(5)
Digital and AFS inventory write-downs	—	22		—	22
Consolidated gross profit, as adjusted*	$740	$832	(11.1)%	$1,468	$1,674	(12.3)%
Consolidated gross profit as a percentage of sales, as reported	11.4%	11.1%	30 bps	11.4%	11.6%	(20) bps
Consolidated gross profit as a percentage of sales, as adjusted	11.2%	11.6%	(40) bps	11.3%	11.8%	(50) bps
* The sum of the components for gross profit as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $750.5 million and $1.5 billion in the second quarter and first six months of 2020 compared with $814.9 million and $1.7 billion in the year-earlier periods. Adjusted for the impact of changes in foreign currencies, dispositions and wind down, and the digital and AFS inventory write-down, gross profit decreased 11.1% and 12.3%, in the second quarter and first six months of 2020, respectively, compared with the year-earlier periods. Gross profit margins in the second quarter and first six months of 2020, as adjusted, decreased by approximately 40 bps and 50 bps, respectively, compared with the year-earlier periods primarily due to regional mix with APAC components contributing 45% and 41% of global components sales for the second quarter and first six months of 2020, respectively, compared with 38% and 36% of global components sales for the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Selling, general, and administrative expenses, as reported	$501	$599	(16.3)%	$1,035	$1,155	(10.4)%
Depreciation and amortization, as reported	47	47	flat	94	95	(0.6)%
Operating expenses, as reported	$548	$646	(15.2)%	$1,129	$1,250	(9.6)%
Impact of changes in foreign currencies	—	(8)		—	(16)
Impact of dispositions and wind down	1	(25)		1	(44)
AFS notes receivable (reserves) recoveries	—	(14)		1	(14)
Operating expenses, as adjusted*	$549	$599	(8.3)%	$1,131	$1,177	(3.9)%
Operating expenses as a percentage of sales, as reported	8.3%	8.8%	(50) bps	8.7%	8.6%	10 bps
Operating expenses as a percentage of sales, as adjusted	8.3%	8.3%	flat	8.7%	8.3%	40 bps
*The sum of the components for selling, general, and administrative expenses and depreciation and amortization as reported and as adjusted may not agree to totals, as presented, due to rounding.
Selling, general, and administrative expenses decreased by $97.7 million, or 16.3%, and $120.0 million, or 10.4%, respectively, in the second quarter and first six months of 2020, respectively, on a sales decrease of 10.0% and 10.4% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 7.6% and 8.0% for the second quarter and first six months of 2020 compared with 8.2% and 8.0% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 8.5% and 8.3% for the second quarter and first six months of 2020, respectively, compared with 7.3% and 7.6% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.7 million and $19.7 million for the second quarter and first six months of 2020, respectively, compared to $11.4 million and $23.3 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, dispositions and wind down, and AFS notes receivable reserves and credits, operating expenses decreased 8.3% and 3.9% for the second quarter and first six months of 2020 compared with the year-earlier periods. Operating expense, as adjusted, as a percentage of sales, as adjusted, was flat and increased 40 bps for the second quarter and first six months of 2020, respectively, compared with the year-earlier periods

Impairments

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with ASC 360 and recorded a pre-tax impairment charge of $74.9 million to write-down certain assets to estimated fair value. The company also recorded $4.9 million and $6.9 million in impairment charges related to various other long-lived assets in the second quarters of 2020 and 2019, respectively, unrelated to the personal computer and mobility asset disposition business.

During the second quarter of 2019, as a result of the company’s downward revision of forecasted future earnings previously disclosed on July 15, 2019 and the decision to wind down the company’s personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis related to the Americas components reporting unit resulted in partial goodwill impairment charge of $509.0 million ($457.8 million net of tax) with $601.3 million of goodwill remaining in the reporting unit and full impairment of $61.2 million ($61.2 million net of tax) within the Asia-Pacific components reporting unit.

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

During the second quarter of 2019, the company initiated actions to further integrate two global components businesses. These businesses held indefinite-lived trade names with a carrying value of $101.0 million. As a result of the company’s decision to integrate these brands, we determined the useful lives of the trade names were no longer indefinite. The company began amortizing these trade names over their estimated remaining useful life. The trade names were tested for impairment during the second quarter as a result of the change in estimated useful lives. The company estimated the fair value of the trade names to be $55.0 million using the relief from royalty method and recorded a non-cash impairment charge of $46.0 million ($34.7 million net of tax). The drivers of the impairment were primarily due to the shortened useful lives of the asset and a decline of the forecasted revenues attributable to the trade name as integration to the Arrow brand occurs over the estimated remaining useful life.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations.

2020 Charges

The company recorded restructuring, integration, and other charges of $0.7 million and $9.8 million for the second quarter and first six months of 2020, which includes $1.3 million and $5.0 million related to initiatives taken by the company during 2020 to improve operating efficiencies and personnel charges of $0.6 million and $3.0 million for the second quarter and first six months of 2020 related to the operating expense reduction program previously disclosed in July 2019.

2019 Charges

The company recorded restructuring, integration, and other charges of $19.9 million and $31.6 million for the second quarter and first six months of 2019, respectively, which includes $5.1 million and $8.1 million related to initiatives taken by the company during 2019, to improve operating efficiencies, and $3.2 million and $8.7 million, respectively, in charges related to relocation and other centralization efforts to maximize operating efficiencies. The restructuring and integration charges of $5.1 million and $8.1 million for the second quarter and first six months of 2019, respectively, relates primarily to the termination of personnel.

As of June 27, 2020, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Consolidated operating income, as reported	$197	$(549)	135.8%	$335	$(304)	210.3%
Identifiable intangible asset amortization**	10	9		20	18
Restructuring, integration, and other charges**	1	20		10	31
Loss on disposition of businesses, net	—	—		—	1
AFS notes receivable reserves (recoveries) and inventory write-downs	—	16		(1)	16
Digital inventory write-downs	—	20		—	20
Goodwill and other impairments	5	623		5	623
Impact of wind down**	(12)	104		(12)	114
Consolidated operating income, as adjusted*	$200	$243	(17.5)%	$357	$520	(31.3)%
Consolidated operating income as a percentage of sales, as reported	3.0%	(7.5)%	1050 bps	2.6%	(2.1)%	470 bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported, excluding wind down	3.0%	3.3%	(30) bps	2.7%	3.6%	(90) bps
* The sum of the components of consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.
** Amounts presented for restructuring, integration, and other charges, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down.

The company recorded operating income of $196.6 million, or 3.0% of sales, and an operating income of $334.9 million, or 2.6% of sales, in the second quarter and first six months of 2020, respectively, compared with operating loss of $549.2 million, or (7.5)% of sales, and an operating loss of $303.6 million, or (2.1)% of sales, in the year-earlier periods. Operating income, as adjusted, was $200.3 million, or 3.0% of sales, and $356.8 million, or 2.7% of sales, in the second quarter and first six months of 2020, respectively, compared with operating income, as adjusted, of $242.7 million, or 3.3% of sales, and $519.5 million, or 3.6% of sales, in the year-earlier periods. Operating income, as adjusted, decreased 17.5% and 31.3% for the second quarter and first six months of 2020, respectively, compared with the year-earlier periods, on a sales decrease of 8.3% and 8.5% compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, decreased 30 bps and 90 bps for the second quarter and first six months of 2020, respectively, primarily due to the decreases in sales across both the Global Components and Global ECS businesses, and reserves and other adjustments related to foreign tax and other loss contingencies within the Global ECS business. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. These operating margin declines were partially offset by a reduction in operating costs and corporate overhead due to the operating expense reduction program announced in July 2019.

Gain (Loss) on Investments, Net

The company recorded gains of $10.9 million and losses of $5.9 million on investments during the second quarter and first six months of 2020, respectively, compared to gains of $1.4 million and $6.7 million, in the year earlier periods. These gains and losses are due to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $31.9 million and $75.1 million for the second quarter and first six months of 2020, respectively, compared with $51.6 million and $103.5 million, in the year-earlier periods. The decrease for the second quarter and first six months of 2020 primarily relates to lower borrowings and interest rates on short term credit facilities, offset partially by decreased interest income. The decrease in interest income is attributable to lower average cash balances within the company’s cash pooling arrangements.

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

For the second quarter and first six months of 2020, the company recorded a provision for income taxes of $40.9 million and $68.7 million, an effective tax rate of 23.5% and 27.3%, respectively. The company’s provision for income taxes and effective tax rate for the second quarter and first six months of 2020 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, the impact of tax legislation changes, gain (loss) on investments, AFS reserves and credits, impairments of long-lived assets, and the impact of wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the second quarter and first six months of 2020 was 24.1% and 26.3%, respectively. Included in the effective tax rate for the first six months of 2020 are approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

For the second quarter and first six months of 2019, the company recorded a benefit for income taxes of $52.4 million, an effective tax rate of 8.7%, and a provision for income taxes of $1.5 million, an effective tax rate of 0.4%, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2019 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, the impact of U.S. tax reform, gain on investments, AFS write-downs, digital write-downs, impairments of goodwill and other long-lived assets, and the impact of the wind down. Excluding the impact of the aforementioned items, the company’s effective tax rate for the second quarter and first six months of 2019 was 27.5% and 26.5%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The increase in the effective tax rate from 8.7% for the second quarter of 2019 to 23.5% for the second quarter of 2020 is primarily driven by changes in the mix of tax jurisdictions where taxable income is generated as well as discrete items such as the non-deductible portion of goodwill impairments and changes in U.S. tax rules.

Net Income (Loss) Attributable to Shareholders

Following is an analysis of net income (loss) attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss) attributable to shareholders, as reported	$133	$(549)	$182	$(408)
Identifiable intangible asset amortization**	10	8	19	17
Restructuring, integration, and other charges**	1	20	10	31
Loss on disposition of businesses, net	—	—	—	1
(Gain) loss on investments, net	(11)	(1)	6	(7)
AFS notes receivable reserves (recoveries) and inventory write-downs	—	16	(1)	16
Digital inventory write-downs	—	20	—	20
Goodwill and other impairments	5	623	5	623
Impact of wind down**	(12)	104	(12)	115
Tax effect of adjustments above	1	(105)	(8)	(111)
Impact of tax legislation changes	—	—	4	4
Net income attributable to shareholders, as adjusted*	$126	$137	$205	$300
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

The company recorded net income attributable to shareholders of $132.8 million and $182.3 million in the second quarter and first six months of 2020, respectively, compared with a net loss attributable to shareholders of $549.0 million and $408.2 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $126.1 million and $205.1 million for the second quarter and first six months of 2020, respectively, compared with $136.6 million and $300.3 million in the year-earlier periods.

Liquidity and Capital Resources

At June 27, 2020 and December 31, 2019, the company had cash and cash equivalents of $205.8 million and $300.1 million, respectively, of which $183.2 million and $277.7 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest certain of its foreign earnings, of which approximately $2.4 billion are available for distribution in future periods as of June 27, 2020. The company continues to indefinitely reinvest the residual $1.1 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first six months of 2020, the net amount of cash provided by the company’s operating activities was $885.1 million, the net amount of cash used for investing activities was $65.0 million, and the net amount of cash used for financing activities was $904.8 million. The effect of exchange rate changes on cash was a decrease of $9.6 million.

During the first six months of 2019, the net amount of cash provided by the company’s operating activities was $76.4 million, the net amount of cash used for investing activities was $69.2 million, and the net amount of cash used for financing activities was $245.8 million. The effect of exchange rate changes on cash was a decrease of $0.7 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.9% at June 27, 2020 and 72.9% at December 31, 2019.

The net amount of cash provided by the company’s operating activities during the first six months of 2020 was $885.1 million and was primarily due to earnings from operations adjusted for non-cash items and sales of accounts receivables under the EMEA asset securitization program (see Note G), resulting in a $324.2 million operating net cash inflow.

The net amount of cash provided by the company’s operating activities during the first six months of 2019 was $76.4 million and was primarily due to a decrease in inventory purchased, the timing of payments and an increase in earnings from operations adjusted for non-cash items.

In response to the COVID-19 pandemic, many countries have enacted economic aid programs, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States. These programs include, among other things, deferrals of payroll taxes, indirect taxes, and corporate income tax. The deferred tax payment dates vary by jurisdiction and would generally be paid during the last quarter of 2020 or the first two quarters of 2021. Due to the expediency with which these stimulus programs have been enacted and the number of tax authorities involved, there is a high degree of uncertainty around their implementation. However, the company intends to apply any COVID-19 related tax law changes and tax incentives made available by respective countries during 2020.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.7% in the second quarter of 2020 compared with 18.1% in the second quarter of 2019.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2020 was $65.0 million. The primary use of cash for investing activities included $59.5 million for capital expenditures. Capital expenditures for the first six months of 2020 primarily include expenditures related to the build out of the company's distribution centers and investments in internally developed software.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2020 was $904.8 million. The uses of cash from financing activities included $7.2 million of net payments for short-term borrowings, $411.7 million of net payments for long term borrowings, $48.4 million of payments upon the settlement of forward starting interest rate swaps, $209.4 million of repayments of the principal amount of the company's 6.00% notes due April 2020, and $231.7 million of repurchases of common stock. The primary source of cash from financing activities during the second quarter of 2020 was $3.7 million of proceeds from the exercise of stock options.

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

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at June 27, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.24% at June 27, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at June 27, 2020. The company had no outstanding borrowings and $10.0 million in outstanding borrowings under the revolving credit facility at

June 27, 2020 and December 31, 2019, respectively. During the first six months of 2020 and 2019, the average daily balance outstanding under the revolving credit facility was $24.0 million and $43.3 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at June 27, 2020 and December 31, 2019, respectively. During the first six months of 2020 and 2019, the average daily balance outstanding under the commercial paper program was $94.4 million and $848.6 million, respectively. The program had a weighted-average effective interest rate of 2.01% at June 27, 2020.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the North American asset securitization program. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at June 27, 2020), or an effective interest rate of .87% at June 27, 2020. The facility fee is .40% of the total borrowing capacity. At June 27, 2020, the company had no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400.0 million in outstanding borrowings under the North American asset securitization program. During the first six months of 2020 and 2019, the average daily balance outstanding under the North American asset securitization program was $509.9 million and $1.1 billion, respectively.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of June 27, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $75.0 million and $60.0 million of outstanding borrowings under the uncommitted lines of credit at June 27, 2020 and December 31, 2019, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.55% at June 27, 2020. During the first six months of 2020 and 2019, the average daily balance outstanding under the uncommitted lines of credit was $10.0 million and $13.4 million, respectively.

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”) which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company cash settled and terminated the May 2019 swaps for a total of $48.4 million.

In April 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “April 2020 swaps”) which locked in an average swap rate of 0.97% on a total aggregate notional amount of $300.0 million and expire in December 2024. The 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by December 2025.

In May 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “May 2020 swaps”) which locked in an average swap rate of 0.90% on a total aggregate notional amount of $300.0 million and expire in June 2022. The May 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2023.

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

The global economic impact from COVID-19 may adversely affect the company’s ability to access capital markets. Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company's current committed and undrawn liquidity stands at over $3.2 billion in addition to $205.8 million of cash on hand at June 27, 2020. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. During the second quarter and first six months of 2020, the company sold approximately €410.8 million and €899.5 million, or $448.9 million and $977.4 million, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. Total collateralized accounts receivables of approximately €173.8 million, or $192.6 million, were held by Arrow EMEA Funding Corp B.V. at June 27, 2020 (see Note G).

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of June 27, 2020 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	486,572	113,428
Total	$1,000,000	$886,572	$113,428

The amounts repurchased during 2020 were pursuant to the company’s $600,000 share-repurchase program that was approved by the Board on December 11, 2018. During July 2020, the company's Board approved an additional $600,000 share-repurchase program. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

Off-Balance Sheet Arrangements

During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the second quarter and first six months of 2020, the company sold approximately €410.8 million and €899.5 million, or $448.9 million and $977.4 million, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. There were €292.4 million, or $324.2 million, of receivables sold to unaffiliated financial institutions that were uncollected as of June 27, 2020. Total collateralized accounts receivables of approximately €173.8 million, or $192.6 million, were held by Arrow EMEA Funding Corp B.V. at June 27, 2020. Any accounts receivables held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in material compliance with all covenants as of June 27, 2020 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

On January 1, 2020, the company adopted Topic 326 using a modified retrospective approach with a cumulative effect adjustment to the opening balance of retained earnings, which increased the allowance for credit losses by $47.0 million ($35.9 million net of tax). Increases in the allowance for credit losses relate to the required change from an incurred loss model to an expected loss model, and the related change in timing of loss recognition where an allowance for credit losses is now applied to all receivables, at a rate dependent on the credit characteristics of the collective pool each customer is in. Refer to Notes B, C, and G.
During the first quarter of 2020, as a result of significant declines in macroeconomic conditions and equity valuations, and the implementation of regulatory restrictions brought forth by the COVID-19 pandemic, and due to historically low head-room, the company determined that it was more likely than not that an impairment may exist within the Americas components and eInfochips reporting units. The company performed a quantitative goodwill impairment test for these reporting units and determined goodwill was not impaired. As of March 28, 2020, the fair value of the Americas components and eInfochips reporting units, within the global components business segment, exceeded their carrying values by less than 10%. Refer to Note E.

There were no additional changes during the second quarter of 2020 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 27, 2020 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The company is vulnerable to the general economic effects of epidemics, pandemics and other public health crises, such as the COVID-19 pandemic. Due to the recent outbreak of COVID-19, there has been a substantial curtailment of travel and business activities, which is causing significant disruptions to the U.S. and global economy. The extent to which COVID-19 impacts the company’s results will depend primarily on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. For example, if COVID-19 continues to spread, the company may need to limit operations or implement additional restrictions as a result of widespread government restrictions. In addition, a U.S. or global recession or a banking crisis triggered by the COVID-19 pandemic could have a material adverse effect on the company’s business, financial results and financial condition, including by reducing the demand for our products and services, increasing customer defaults and reducing our access to capital.

To date, the company has experienced limitations in employee resources resulting from travel restrictions and “stay at home” orders. Despite these restrictions, the company continues to efficiently manage the global supply chain requirements of our customers and suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended June 27, 2020 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
March 29 through April 25, 2020	—	$—	—	$188,426
April 26 through May 23, 2020	548,041	64.32	544,137	153,427
May 24 through June 27, 2020	577,789	69.23	577,789	113,428
Total	1,125,830		1,121,926

(a)Includes share repurchases under the share-repurchase program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended June 27, 2020 is 3,904 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

(c)The amounts repurchased were pursuant to the company’s $600,000 share-repurchase program that was approved by the Board on December 11, 2018. During July 2020, the company's Board approved an additional $600,000 share-repurchase program. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

Item 6. Exhibits

Exhibit Number	Exhibit

31(i)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)*†	Amendment No.1, dated as of May 29, 2020, to the Third Amended and Restated Credit Agreement, dated as of December 14, 2018.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.
† : Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	July 30, 2020	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer