Form 10-Q
period 2020-09-26
ARROW ELECTRONICS INC
filed 2020-10-29
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

There were 75,545,182 shares of Common Stock outstanding as of October 22, 2020.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Sales	$7,231,260	$7,078,118	$20,219,171	$21,578,657
Cost of sales	6,442,670	6,279,277	17,951,727	19,103,219
Gross profit	788,590	798,841	2,267,444	2,475,438
Operating expenses:
Selling, general, and administrative expenses	504,211	522,446	1,539,520	1,677,734
Depreciation and amortization	46,732	45,231	140,654	139,739
Loss on disposition of businesses, net (Note D)	—	14,573	—	15,439
Impairments (Notes D and E)	2,305	253	7,223	698,246
Restructuring, integration, and other charges (credits)	(2,840)	43,120	6,948	74,692
	550,408	625,623	1,694,345	2,605,850
Operating income (loss)	238,182	173,218	573,099	(130,412)
Equity in earnings (losses) of affiliated companies	61	(1,070)	308	(2,155)
Gain (loss) on investments, net	2,726	1,126	(3,183)	7,864
Employee benefit plan (expense) credit	595	(1,071)	(1,687)	(3,349)
Interest and other financing expense, net	(30,461)	(49,882)	(105,596)	(153,426)
Income (loss) before income taxes	211,103	122,321	462,941	(281,478)
Provision for income taxes	44,707	29,340	113,453	30,878
Consolidated net income (loss)	166,396	92,981	349,488	(312,356)
Noncontrolling interests	336	850	1,121	3,744
Net income (loss) attributable to shareholders	$166,060	$92,131	$348,367	$(316,100)
Net income (loss) per share:
Basic	$2.15	$1.11	$4.42	$(3.75)
Diluted	$2.13	$1.10	$4.39	$(3.75)
Weighted-average shares outstanding:
Basic	77,390	82,711	78,807	84,246
Diluted	78,086	83,397	79,404	84,246

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Consolidated net income (loss)	$166,396	$92,981	$349,488	$(312,356)
Other comprehensive income (loss):
Foreign currency translation adjustment and other	66,625	(82,809)	25,918	(62,346)
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	(10,021)	11,389	3,925	15,495
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	6,472	(9,114)	(21,910)	(15,480)
Employee benefit plan items, net of taxes	345	45	219	449
Other comprehensive income (loss)	63,421	(80,489)	8,152	(61,882)
Comprehensive income (loss)	229,817	12,492	357,640	(374,238)
Less: Comprehensive income (loss) attributable to non-controlling interests	1,581	(562)	2,375	2,199
Comprehensive income (loss) attributable to shareholders	$228,236	$13,054	$355,265	$(376,437)

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$227,019	$300,103
Accounts receivable, net	7,958,675	8,482,687
Inventories	3,235,802	3,477,120
Other current assets	238,403	266,249
Total current assets	11,659,899	12,526,159
Property, plant, and equipment, at cost:
Land	7,818	7,793
Buildings and improvements	196,258	173,370
Machinery and equipment	1,528,735	1,481,525
	1,732,811	1,662,688
Less: Accumulated depreciation and amortization	(938,956)	(859,578)
Property, plant, and equipment, net	793,855	803,110
Investments in affiliated companies	76,355	86,942
Intangible assets, net	241,293	271,903
Goodwill	2,074,282	2,061,322
Other assets	650,949	651,360
Total assets	$15,496,633	$16,400,796
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,849,252	$7,046,221
Accrued expenses	899,326	880,507
Short-term borrowings, including current portion of long-term debt	166,128	331,431
Total current liabilities	7,914,706	8,258,159
Long-term debt	2,097,741	2,640,129
Other liabilities	646,414	636,115
Commitments and contingencies (Note M)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2020 and 2019, respectively
Issued - 125,424 shares in both 2020 and 2019, respectively	125,424	125,424
Capital in excess of par value	1,157,149	1,150,006
Treasury stock (49,696 and 44,804 shares in 2020 and 2019, respectively), at cost	(2,689,876)	(2,332,548)
Retained earnings	6,443,680	6,131,248
Accumulated other comprehensive loss	(255,313)	(262,211)
Total shareholders’ equity	4,781,064	4,811,919
Noncontrolling interests	56,708	54,474
Total equity	4,837,772	4,866,393
Total liabilities and equity	$15,496,633	$16,400,796

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Consolidated net income (loss)	$349,488	$(312,356)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	140,654	139,739
Amortization of stock-based compensation	28,602	34,749
Equity in (earnings) losses of affiliated companies	(308)	2,155
Deferred income taxes	38,976	(65,484)
Impairments	7,223	698,246
Loss on disposition of businesses, net	—	15,439
Loss (gain) on investments, net	3,198	(7,622)
Other	4,043	10,814
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable, net	533,570	916,908
Inventories	260,573	342,610
Accounts payable	(228,000)	(1,349,189)
Accrued expenses	29,154	(71,124)
Other assets and liabilities	(7,336)	8,308
Net cash provided by operating activities	1,159,837	363,193
Cash flows from investing activities:
Cash paid on disposition of businesses	—	(1,325)
Acquisition of property, plant, and equipment	(89,555)	(113,080)
Other	(14,582)	(5,555)
Net cash used for investing activities	(104,137)	(119,960)
Cash flows from financing activities:
Change in short-term and other borrowings	(86,155)	(93,129)
Repayments of long-term bank borrowings, net	(411,362)	(96,960)
Redemption of notes	(209,366)	—
Proceeds from exercise of stock options	5,963	11,710
Repurchases of common stock	(384,750)	(304,194)
Settlement of forward-starting interest rate swap	(48,378)	—
Other	(141)	(147)
Net cash used for financing activities	(1,134,189)	(482,720)
Effect of exchange rate changes on cash	5,405	(7,586)
Net decrease in cash and cash equivalents	(73,084)	(247,073)
Cash and cash equivalents at beginning of period	300,103	509,327
Cash and cash equivalents at end of period	$227,019	$262,254

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$125,424	$1,150,006	$(2,332,548)	$6,131,248	$(262,211)	$54,474	$4,866,393
Effect of new accounting principles	—	—	—	(35,935)	—	—	(35,935)
Consolidated net income	—	—	—	49,503	—	252	49,755
Other comprehensive loss	—	—	—	—	(87,273)	(242)	(87,515)
Amortization of stock-based compensation	—	13,920	—	—	—	—	13,920
Shares issued for stock-based compensation awards	—	(18,182)	20,162	—	—	—	1,980
Repurchases of common stock	—	—	(158,989)	—	—	—	(158,989)
Balance at March 28, 2020	$125,424	$1,145,744	$(2,471,375)	$6,144,816	$(349,484)	$54,484	$4,649,609
Consolidated net income	—	—	—	132,804	—	533	133,337
Other comprehensive income	—	—	—	—	31,995	251	32,246
Amortization of stock-based compensation	—	8,397	—	—	—	—	8,397
Shares issued for stock-based compensation awards	—	(2,246)	3,996	—	—	—	1,750
Repurchases of common stock	—	—	(75,250)	—	—	—	(75,250)
Distributions	—	—	—	—	—	(141)	(141)
Balance at June 27, 2020	$125,424	$1,151,895	$(2,542,629)	$6,277,620	$(317,489)	$55,127	$4,749,948
Consolidated net income	—	—	—	166,060	—	336	166,396
Other comprehensive income	—	—	—	—	62,176	1,245	63,421
Amortization of stock-based compensation	—	6,285	—	—	—	—	6,285
Shares issued for stock-based compensation awards	—	(1,031)	3,264	—	—	—	2,233
Repurchases of common stock	—	—	(150,511)	—	—	—	(150,511)
Balance at September 26, 2020	$125,424	$1,157,149	$(2,689,876)	$6,443,680	$(255,313)	$56,708	$4,837,772

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

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the third quarter of 2020, which closed on September 26, 2020, and the fourth quarter of 2020, which closes on December 31, 2020.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU No. 2020-04"). ASU No. 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The company adopted the provisions of ASU No. 2020-04 on a prospective basis in March 2020. The adoption of ASU 2020-04 had no impact on the consolidated financial statements.

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

During the third quarter of 2019, the company completed the disposition of two foreign subsidiaries related to the personal computer and mobility asset disposition business. As a result of the disposition, the company recognized a loss on disposition of business, net, of $14,573, primarily related to the reclassification of cumulative translation adjustment to earnings upon the sale.

Note E – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2019 (a)	$883,496	$1,177,826	$2,061,322
Foreign currency translation adjustment	3,402	9,558	12,960
Balance as of September 26, 2020 (a)	$886,898	$1,187,384	$2,074,282

(a)     The total carrying value of goodwill as of September 26, 2020 and December 31, 2019 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

While there is ongoing uncertainty related to COVID-19, the company has observed continued improvements in macroeconomic conditions and equity valuations, and market conditions related to our components business, along with improvements in working capital in certain reporting units. As a result, the company concluded that there are no indicators of impairment at September 26, 2020 and no interim impairment test was required.

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

Intangible assets, net, are comprised of the following as of September 26, 2020:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$331,865	$(149,056)	$182,809
Amortizable trade name	8 years	74,007	(15,523)	58,484
		$405,872	$(164,579)	$241,293

Intangible assets, net, are comprised of the following as of December 31, 2019:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$354,305	$(148,632)	$205,673
Amortizable trade name	8 years	76,407	(10,177)	66,230
		$430,712	$(158,809)	$271,903

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

During the third quarter and first nine months of 2020, the company recorded amortization expense related to identifiable intangible assets of $9,352 and $29,041, respectively. During the third quarter and first nine months of 2019, the company recorded amortization expense related to identifiable intangible assets of $10,443 and $33,786, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note F – Investments in Affiliated Companies

The company owns a 50% interest in each of the two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	September 26, 2020	December 31, 2019
Marubun/Arrow	$67,515	$76,574
Other	8,840	10,368
	$76,355	$86,942

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Marubun/Arrow	$96	$160	$324	$1,613
Other	(35)	(1,230)	(16)	(3,768)
	$61	$(1,070)	$308	$(2,155)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At September 26, 2020 and December 31, 2019, the company’s pro-rata share of this debt was approximately $3,100 and $1,700, respectively. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 26, 2020	December 31, 2019
Accounts receivable	$8,053,819	$8,552,120
Allowances for doubtful accounts	(95,144)	(69,433)
	$7,958,675	$8,482,687

Allowances for doubtful accounts consists of the following:

Balance at December 31, 2019	$69,433
Effect of adoption of ASU No. 2016-13 (Note B)	47,011
Charged to income	22,139
Translation Adjustments	(1,215)
Writeoffs	(42,224)
Balance at September 26, 2020	$95,144

The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of September 26, 2020. The global economic impact from COVID-19 may adversely affect the credit condition of some of our customers. The impact of COVID-19 on our customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

During the first quarter of 2020, the company entered into an EMEA (Europe, the Middle East, and Africa) asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the third quarter and first nine months of 2020, the company sold approximately €388,120 and €1,287,611, or $447,958 and $1,425,324, respectively, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. There were €292,217, or $339,866, of receivables sold to unaffiliated financial institutions that were uncollected as of September 26, 2020. Total collateralized accounts receivables of approximately €490,653, or $570,659, were held by Arrow EMEA Funding Corp B.V. at September 26, 2020. Any accounts receivables held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 26, 2020, the company was in compliance with all such financial covenants.

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 26, 2020	December 31, 2019
6.00% notes, due April 2020	$—	$209,322
5.125% notes, due March 2021	130,800	—
Borrowings on lines of credit	—	60,000
Other short-term borrowings	35,328	62,109
	$166,128	$331,431

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.12% and 2.76% at September 26, 2020 and December 31, 2019, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at September 26, 2020. There were $60,000 of outstanding borrowings under the uncommitted lines of credit at December 31, 2019. These borrowings were provided on a short-term basis and the maturity is agreed upon between the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
company and the lender. The lines had a weighted-average effective interest rate of 1.53% and 2.61% at September 26, 2020 and December 31, 2019, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at September 26, 2020 and December 31, 2019. The program had a weighted-average effective interest rate of 2.01% and 2.24% at September 26, 2020 and December 31, 2019, respectively.

Long-term debt consists of the following:

	September 26, 2020	December 31, 2019
Revolving credit facility	$—	$10,000
North American asset securitization program	—	400,000
5.125% notes, due 2021	—	130,691
3.50% notes, due 2022	348,707	348,088
4.50% notes, due 2023	298,560	298,148
3.25% notes, due 2024	495,784	495,045
4.00% notes, due 2025	346,839	346,368
7.50% senior debentures, due 2027	109,919	109,857
3.875% notes, due 2028	495,077	494,648
Other obligations with various interest rates and due dates	2,855	7,284
	$2,097,741	$2,640,129

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	September 26, 2020	December 31, 2019
3.50% notes, due 2022	$362,000	$358,500
4.50% notes, due 2023	320,500	316,000
3.25% notes, due 2024	539,500	515,500
4.00% notes, due 2025	378,000	367,000
7.50% senior debentures, due 2027	130,000	135,000
3.875% notes, due 2028	554,000	516,500

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 5.125% notes due March 2021, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at September 26, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.26% at September 26, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at September 26, 2020. The company had no outstanding borrowings and $10,000 in outstanding borrowings under the revolving credit facility at September 26, 2020 and December 31, 2019, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,200,000 under the program, which matures in June 2021. The program is

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 26, 2020), or an effective interest rate of .58% at September 26, 2020. The facility fee is .40% of the total borrowing capacity.

At September 26, 2020, the company had no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400,000 in outstanding borrowings under the North American asset securitization program, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $1,964,300 and $2,217,800 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at September 26, 2020 and December 31, 2019, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 26, 2020, the company was in compliance with all such financial covenants.

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

Interest and other financing expense, net, includes interest and dividend income of $4,673 and $18,099 for the third quarter and first nine months of 2020, respectively. Interest and other financing expense, net, includes interest and dividend income of $13,501 and $42,038 for the third quarter and first nine months 2019, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 26, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$15,740	$—	$—	$15,740
Equity investments (b)	Other assets	39,887	—	—	39,887
Interest rate swaps designated as cash flow hedges	Other assets	—	4,797	—	4,797
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(494)	—	(494)
Foreign exchange contracts designated as net investment hedges	Other assets	—	33,495	—	33,495
		$55,627	$37,798	$—	$93,425

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2019:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$18,579	$—	$—	$18,579
Equity investments (b)	Other assets	44,677	—	—	44,677
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(11,574)	—	(11,574)
Foreign exchange contracts designated as net investment hedges	Other assets	—	21,718	—	21,718
		$63,256	$10,144	$—	$73,400

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $14 and an unrealized loss of $4,993 for the third quarter and first nine months of 2020, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $378 and $2,220 for the third quarter and first nine months of 2019, respectively, on equity securities held at the end of the quarter.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At September 26, 2020 the company had the following outstanding interest rate swaps designated as cash flow hedges:

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

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”). The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company terminated the 2019 swaps for a cash payment of $48,378, which is reported in the "cash flows from financing activities" section of the consolidated statements of cash flows. During the third quarter and nine months ended September 26, 2020, losses of $1,422 and $2,616, respectively, before taxes, were reclassified from “Accumulated other comprehensive loss” ("AOCI") to "Interest and other financing expense, net" related to forecasted cash flows that were deemed no longer probable to occur. At September 26, 2020 losses of $34,717, net of taxes, remained in AOCI related to the May 2019 swaps.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, Canadian Dollar, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at September 26, 2020 and December 31, 2019 was $864,890 and $929,966, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations.

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

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company’s net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges are recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive (loss)” in the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Nine Months Ended
		September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gain (Loss) Recognized in Income (Loss)
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,202	$2,193	$6,604	$5,791
Interest rate swaps, cash flow hedge	Interest Expense	(1,765)	(327)	(3,632)	(968)
Total		$437	$1,866	$2,972	$4,823
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$(8,352)	$13,249	$8,934	$20,065
Interest rate swaps, cash flow hedge		5,133	(9,360)	(24,666)	(16,209)
Total		$(3,219)	$3,889	$(15,732)	$3,856
(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.

(b)Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (net of tax) of $667 and $19,180 for the third quarter and first nine months of 2020, and $3,150 and $7,926 for the third quarter and first nine months of 2019, respectively.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J – Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Restructuring and integration charges - current period actions	$4,161	$12,484	$9,150	$20,562
Restructuring and integration charges (credits) - actions taken in prior periods	(547)	(174)	(1,080)	1,189
Other charges (credits)	(6,454)	30,810	(1,122)	52,941
	$(2,840)	$43,120	$6,948	$74,692

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $7,746 and $9,667 at September 26, 2020 and December 31, 2019, respectively. During the third quarter and first nine months of 2020, the company made $3,005 and $9,418 of payments related to restructuring and integration accruals, respectively. Substantially all amounts accrued at September 26, 2020, and all restructuring and integration charges for the first nine months of 2020, relate to the termination of personnel and are expected to be spent in cash within two years.

Other Charges (Credits)

Included in restructuring, integration, and other charges for the third quarter and the first nine months of 2020 are other expenses and credits of $(6,454) and $(1,122), respectively. Other charges and credits include personnel charges of $1,133 and $4,163 for the third quarter and first nine months of 2020, respectively, related to the operating expense reduction program previously disclosed in July 2019. The accrual related to the operating expense reduction program was $16,042 at September 26, 2020, and all accrued amounts are expected to be paid within five years. Other charges and credits also include an insurance recovery related to the Wyle environmental obligation (see Note M).

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2019 are other expenses of $30,810 and $52,941, respectively. Other charges and credits consist primarily of personnel charges for the third quarter and first nine months of $30,906 related to the operating expense reduction program previously disclosed in July 2019, and relocation and other charges (credits) of $(1,039) and $7,694, for the third quarter and first nine months of 2019, respectively, associated with centralization efforts to maximize operating efficiencies.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Net Income (Loss) per Share

The following table presents the computation of net income (loss) per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss) attributable to shareholders	$166,060	$92,131	$348,367	$(316,100)
Weighted-average shares outstanding - basic	77,390	82,711	78,807	84,246
Net effect of various dilutive stock-based compensation awards	696	686	597	—
Weighted-average shares outstanding - diluted	78,086	83,397	79,404	84,246
Net income (loss) per share:
Basic	$2.15	$1.11	$4.42	$(3.75)
Diluted (a)	$2.13	$1.10	$4.39	$(3.75)

(a)Stock-based compensation awards for the issuance of 1,267 and 1,456 shares for the third quarter and first nine months of 2020, and 1,086 shares for the third quarter of 2019, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive. As the company reported a net loss attributable to shareholders for the first nine months of 2019, basic and diluted net loss per share attributable to shareholders are the same and stock-based compensation awards for the issuance of 1,886 shares were excluded from the computation of net loss per share on a diluted basis as their effect was anti-dilutive.

Note L – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign Currency Translation Adjustment and Other:
Other comprehensive gain (loss) before reclassifications (a)	$65,462	$(97,605)	$25,195	$(76,769)
Amounts reclassified into income	(82)	16,208	(531)	15,968
Unrealized Gain (Loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications	(8,352)	13,249	8,934	20,065
Amounts reclassified into income	(1,669)	(1,860)	(5,009)	(4,570)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	5,133	(9,360)	(24,666)	(16,209)
Amounts reclassified into income	1,339	246	2,756	729
Employee Benefit Plan Items, Net:
Amounts reclassified into income	345	45	219	449
Net change in Accumulated other comprehensive income (loss)	$62,176	$(79,077)	$6,898	$(60,337)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(a)     Includes intra-entity foreign currency transactions that are of a long-term investment nature of $12,504 and $16,638 for the third quarter and first nine months of 2020 and $(7,251) and $(8,032) for the third quarter and first nine months of 2019, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of September 26, 2020:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	600,000	—
July 2020	600,000	36,546	563,454
Total	$1,600,000	$1,036,546	$563,454

The amounts repurchased during 2020 were pursuant to the company's July 2020 and December 2018 share-repurchase programs that were approved by the Board on July 28, 2020 and December 11, 2018, respectively. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $42,000 from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites. The company filed suit against two insurers regarding liabilities arising out of operations at Huntsville and reached a confidential settlement with one of the insurers. The resolution of this matter against the remaining insurer will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway. Approximately $7,000 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $3,400 and $10,000.

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

Approximately $75,300 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $6,500 to $17,700. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4,770, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), and conducted an internal investigation and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
terminated or disciplined the employees involved. BIS has closed its investigation and issued the company a warning letter without referring the matter for further proceedings. No penalties have been imposed by BIS. The company has cooperated fully and intends to continue to cooperate fully with OFAC with respect to its review, which may result in the imposition of penalties, which we are currently not able to estimate.

During the first nine months of 2020, the company recorded reserves and other adjustments of approximately $32,700 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Components:
Americas	$1,515,962	$1,738,710	$4,557,661	$5,522,538
EMEA	1,196,672	1,304,109	3,625,079	4,223,363
Asia/Pacific	2,595,103	2,006,061	6,396,853	5,765,841
Global components	$5,307,737	$5,048,880	$14,579,593	$15,511,742

ECS:
Americas	$1,273,791	$1,418,914	$3,625,735	$3,992,277
EMEA	649,732	610,324	2,013,843	2,074,638
Global ECS	$1,923,523	$2,029,238	$5,639,578	$6,066,915
Consolidated (a)	$7,231,260	$7,078,118	$20,219,171	$21,578,657

(a)Includes sales related to the United States of $2,524,988 and $7,400,960 for the third quarter and first nine months of 2020 and $2,875,687 and $8,560,115 for the third quarter and first nine months 2019, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating income (loss):
Global components (a)	$203,603	$171,591	$550,206	$(159,993)
Global ECS (b)	82,529	92,375	197,883	277,481
Corporate (c)	(47,950)	(90,748)	(174,990)	(247,900)
Consolidated	$238,182	$173,218	$573,099	$(130,412)

(a)Global components operating income includes impairments of $253 and $698,246 for the third quarter and first nine months of 2019, respectively. Also included are non-recurring charges of $1,101 and $21,215 in the third quarter and first nine months of 2019, respectively, related to a subset of inventory held by its digital business and a non-recurring charge (credit) of $(664) and $15,187 in the third quarter and first nine months of 2019, respectively, related to the receivables and inventory of its financing solutions business. During 2019, the company made the decision to narrow its digital inventory offerings and no longer provide notes to its components customers. Also included are restructuring, integration, and other charges of $12,034 and a loss on disposition of businesses, net of $14,573 for the third quarter and first nine months of 2019.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(b)Global ECS operating income for the first nine months of 2020 includes reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. Global ECS operating income for the first nine months of 2020 also includes $4,918 in impairment charges related to various long-lived assets.

(c)Corporate operating income includes restructuring, integration, and other charges (credits) of $(2,840) and $6,948 for the third quarter and first nine months of 2020, respectively, and $2,305 of impairment charges related to various long-lived assets for the third quarter and first nine months of 2020. Includes restructuring, integration, and other charges of $31,086 and $62,658 for the third quarter and first nine months 2019, respectively. Also included in the first nine months of 2019 was a net loss on disposition of businesses of $866.

Total assets, by segment, is as follows:

	September 26, 2020	December 31, 2019
Global components	$10,290,291	$10,253,006
Global ECS	4,514,397	5,479,919
Corporate	691,945	667,871
Consolidated	$15,496,633	$16,400,796

Net property, plant, and equipment, by geographic area, is as follows:

	September 26, 2020	December 31, 2019
Americas (a)	$545,680	$594,357
EMEA	190,789	157,550
Asia/Pacific	57,386	51,203
Consolidated	$793,855	$803,110

(a)Includes net property, plant, and equipment related to the United States of $543,866 and $591,818 at September 26, 2020 and December 31, 2019, respectively.

Note O – Income Taxes

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Provision (benefit) at statutory tax rate	$44,332	$25,687	$97,218	$(59,110)
State taxes (benefit), net of federal benefit	(268)	(1,030)	3,823	(8,534)
International effective tax rate differential	1,731	4,774	2,646	12,991
U.S. tax (benefit) on foreign earnings	4,602	(6,860)	7,768	3,020
Changes in tax accruals	2,870	2,954	10,465	3,874
Tax credits	(7,424)	1,834	(8,935)	(2,167)
Non-deductible portion of impairment of goodwill	—	—	—	76,153
Other	(1,136)	1,981	468	4,651
Provision for income taxes	$44,707	$29,340	$113,453	$30,878

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the third quarter of 2020, approximately 73% of the company’s sales were from the global components business segment and approximately 27% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2020 increased by 2.2% and decreased 6.3%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2020 was driven by a 5.1% increase in the global components business segment sales partially offset by a 5.2% decrease in global ECS business segment sales. The decrease for the first nine months of 2020 was driven by a 6.0% decrease in the global components business segment sales and a 7.0% decrease in the global ECS business segment sales. Adjusted for the change in foreign currencies, dispositions, and the closure of the company's personal computer and mobility asset disposition business (referred to as “impact of wind down”), non-GAAP consolidated sales increased 1.6% and decreased 5.1% for the third quarter and first nine months of 2020, respectively, compared with the year-earlier periods.

The company reported net income (loss) attributable to shareholders of $166.1 million and $348.4 million in the third quarter and first nine months of 2020, respectively, compared with $92.1 million and $(316.1) million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Third quarters of 2020 and 2019:

•restructuring, integration, and other charges (credits) of $(2.8) million in 2020 and $31.1 million in 2019 (excluding the impact of wind down);
•identifiable intangible asset amortization of $9.4 million in 2020 and $10.3 million in 2019 (excluding the impact of wind down);
•gains from wind down of business of $2.5 million in 2020 and losses from wind down of business of $36.8 million in 2019;
•Arrow Financing Solutions (“AFS”) notes receivable recoveries of $0.2 million in 2020 and AFS notes receivable and inventory recoveries of $0.7 million in 2019;
•net gain on investments of $2.7 million in 2020 and $1.1 million in 2019;
•tax benefit related to legislation changes and other non-recurring tax adjustments of $4.9 million in 2020;
•pension settlement gain of $1.8 million in 2020;
•impairments of long-lived assets of $2.3 million in 2020 and $0.7 million in 2019; and
•Digital inventory write-downs, net of $1.1 million in 2019.

First nine months of 2020 and 2019:

•restructuring, integration, and other charges of $6.9 million in 2020 and $62.1 million in 2019 (excluding the impact of wind down);
•identifiable intangible asset amortization of $29.0 million in 2020 and $28.1 million in 2019 (excluding the impact of wind down);
•impairments of long-lived assets of $7.2 million in 2020 and impairments of goodwill and other long-lived assets of

$623.8 million in 2019;
•gains from wind down of business of $14.3 million in 2020 and losses from wind down of business of $151.4 million, inclusive of $74.9 million of impairments of long-lived assets in 2019;
•AFS notes receivable recoveries of $1.0 million in 2020 and AFS notes receivable reserves and inventory write-downs, net of $15.2 million in 2019;
•tax benefit related to legislation changes and other non-recurring tax adjustments of $1.3 million in 2020 and tax expense related to legislation changes of $3.5 million in 2019;
•net loss on investments of $3.2 million in 2020 and net gain on investments of $7.9 million in 2019;
•pension settlement gain of $1.8 million in 2020;
•Digital inventory write-downs, net of $21.2 million in 2019; and
•loss on disposition of businesses, net, of $0.9 million in 2019.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter and first nine months of 2020 increased to $162.1 million and decreased to $367.2 million, respectively, compared with $154.8 million and $455.1 million in the year-earlier periods. Net income in the first nine months of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the Global ECS business.

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

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales, non-GAAP gross profit, and non-GAAP operating expenses exclude the impact of changes in foreign currencies (referred to as "changes in foreign currencies") by re-translating prior period results at current period foreign exchange rates, the impact of dispositions by adjusting the company’s operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "dispositions"), the impact of the company’s personal computer and mobility asset disposition business (referred to as "wind down"), the impact of inventory write-downs and recoveries related to the digital business (referred to as “digital inventory write-downs and recoveries”), and the impact of notes receivable reserves and recoveries and inventory write-downs and recoveries related to the AFS business (referred to as “AFS notes receivable reserves and recoveries” and “AFS inventory write-downs and recoveries,” respectively).
•Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other charges (credits), loss on disposition of businesses, net, AFS notes receivable reserves and recoveries and inventory write-downs and recoveries, digital inventory write-downs and recoveries, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, and the impact of wind down.
•Non-GAAP net income attributable to shareholders excludes identifiable intangible asset amortization, restructuring, integration, and other charges (credits), loss on disposition of businesses, net, AFS notes receivable reserves and recoveries and inventory write-downs and recoveries, digital inventory write-downs and recoveries, net gains and losses on investments, the impact of non-cash charges related to goodwill, trade names, and long-lived assets, certain tax adjustments, pension settlement gain, and the impact of wind down.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Consolidated sales, as reported*	$7,231	$7,078	2.2%	$20,219	$21,579	(6.3)%
Impact of changes in foreign currencies	—	97		—	(42)
Impact of dispositions and wind down	—	(60)		—	(232)
Non-GAAP consolidated sales*	$7,231	$7,115	1.6%	$20,219	$21,304	(5.1)%

Global components sales, as reported*	$5,308	$5,049	5.1%	$14,580	$15,512	(6.0)%
Impact of changes in foreign currencies	—	67		—	(21)
Impact of wind down	—	(60)		—	(221)
Non-GAAP global components sales*	$5,308	$5,056	5.0%	$14,580	$15,269	(4.5)%

Global ECS sales, as reported*	$1,924	$2,029	(5.2)%	$5,640	$6,067	(7.0)%
Impact of changes in foreign currencies	—	29		—	(20)
Impact of dispositions	—	—		—	(11)
Non-GAAP global ECS sales*	$1,924	$2,059	(6.6)%	$5,640	$6,035	(6.6)%
* The sum of the components for sales, as reported, and non-GAAP sales may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2020 increased by $153.1 million, or 2.2%, and decreased by $1.4 billion, or 6.3%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2020 was driven by an increase in global components segment sales of $258.9 million, or 5.1% and partially offset by a decrease in global ECS business segment sales of $105.7 million, or 5.2%. The decrease for the first nine months of 2020 was driven by a decrease in global components segment sales of $932.1 million, or 6.0%, and a decrease in global ECS business segment sales of $427.3 million, or 7.0%. Non-GAAP consolidated sales increased 1.6% and decreased 5.1% for the third quarter and first nine months of 2020, respectively, compared with the year-earlier periods.

Compared with the year-earlier period, global components business segment sales for the third quarter of 2020 increased $258.9 million, or 5.1%, as reported, and non-GAAP sales increased $251.7 million, or 5.0%. Increases were primarily due to higher sales volumes in the APAC Components region, driven by higher demand across all verticals, partially offset by lower sales volumes in the Americas and EMEA regions, driven by softer demand in the transportation, aerospace, and industrial verticals.

Compared with the year-earlier period, global components business segment sales for the first nine months of 2020 decreased $932.1 million, or 6.0%, as reported, and non-GAAP sales decreased $689.6 million, or 4.5%. Decreases were primarily due to lower sales volumes in the Americas and EMEA regions, driven by softer demand in the transportation, aerospace, and industrial verticals, partially offset by stronger demand in the APAC components region.

Compared with the year-earlier period, global ECS business segment sales for the third quarter and first nine months of 2020 decreased $105.7 million, or 5.2%, and $427.3 million, or 7.0%, respectively, as reported, and non-GAAP sales decreased $135.1 million, or 6.6%, and $395.7 million, or 6.6%, respectively. Decreases in sales were primarily due to lower sales volumes driven by softer demand for storage and networking solutions, offset partially by stronger demand in the network security, services, and proprietary server verticals.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Consolidated gross profit, as reported	$789	$799	(1.3)%	$2,267	$2,475	(8.4)%
Impact of changes in foreign currencies	—	14		—	(6)
Impact of dispositions and wind down	—	(4)		(11)	(8)
Digital and AFS inventory write-downs and recoveries	—	1		—	23
Non-GAAP consolidated gross profit*	$788	$810	(2.7)%	$2,256	$2,484	(9.2)%
Consolidated gross profit as a percentage of sales, as reported	10.9%	11.3%	(40) bps	11.2%	11.5%	(30) bps
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	10.9%	11.4%	(50) bps	11.2%	11.7%	(50) bps
* The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $788.6 million and $2.3 billion in the third quarter and first nine months of 2020 compared with $798.8 million and $2.5 billion in the year-earlier periods. Non-GAAP gross profit decreased 2.7% and 9.2%, in the third quarter and first nine months of 2020, respectively, compared with the year-earlier periods. Non-GAAP gross profit margins in the third quarter and first nine months of 2020 decreased by approximately 50 bps and 50 bps, respectively, compared with the year-earlier periods primarily due to regional mix with APAC components contributing 49% and 44% of global components sales for the third quarter and first nine months of 2020, respectively, compared with 40% and 37% of global components sales for the year-earlier periods. These decreases were offset partially by growing demand in services offerings globally.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Selling, general, and administrative expenses, as reported	$504	$522	(3.5)%	$1,540	$1,678	(8.2)%
Depreciation and amortization, as reported	47	45	3.3%	141	140	0.7%
Operating expenses, as reported*	$551	$568	(2.9)%	$1,680	$1,817	(7.6)%
Impact of changes in foreign currencies	—	7		—	(8)
Impact of dispositions and wind down	2	(14)		3	(58)
AFS notes receivable (reserves) recoveries	—	1		1	(13)
Non-GAAP operating expenses*	$553	$561	(1.4)%	$1,684	$1,738	(3.1)%
Operating expenses as a percentage of sales, as reported	7.6%	8.0%	(40) bps	8.3%	8.4%	(10) bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.6%	7.9%	(30) bps	8.3%	8.2%	10 bps
*The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.
Selling, general, and administrative expenses decreased by $18.2 million, or 3.5%, and $138.2 million, or 8.2%, respectively, in the third quarter and first nine months of 2020, respectively, on a sales increase of 2.2% and a decrease of 6.3%, compared with the year-earlier periods, primarily due to cost savings related to the operating expense reduction program (see Note J) and decreases in travel related expenses. Depreciation and amortization expense as a percentage of operating expenses was 8.5% and 8.4% for the third quarter and first nine months of 2020, respectively, compared with 8.0% and 7.7% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.4 million and $29.0 million for the third quarter and first nine months of 2020, respectively, compared to $10.4 million and $33.8 million in the year-earlier periods.

Non-GAAP operating expenses decreased 1.4% and 3.1% for the third quarter and first nine months of 2020 compared with the year-earlier periods. Non-GAAP operating expense, as a percentage of non-GAAP sales, decreased 30 bps and increased 10 bps for the third quarter and first nine months of 2020, respectively, compared with the year-earlier periods.

Impairments

During the second quarter of 2019, the company committed to a plan to close its personal computer and mobility asset disposition business within the global components business segment. In light of the plan, the company performed an impairment analysis of the long-lived assets of the personal computer and mobility asset disposition business in accordance with Accounting Standards Codification ("ASC") topic 360 and recorded a pre-tax impairment charge of $74.9 million to write-down certain assets of the personal computer and mobility asset disposition business to estimated fair value in the second quarter of 2019.

During the second quarter of 2019, as a result of the company's downward revision of forecasted future earnings and the decision to wind down the company's personal computer and mobility asset disposition business, the company determined that it was more likely than not that an impairment may exist within the Americas components and Asia-Pacific components reporting units. The company evaluated its other four reporting units and concluded an interim impairment analysis was not required based on the results of those reporting units and historical levels of headroom in each of those reporting units. The interim goodwill impairment analysis resulted in a partial goodwill impairment charge of $509.0 million ($457.8 million net of tax) with approximately $600.0 million of goodwill remaining within the Americas components reporting unit and a full impairment charge of $61.2 million ($61.2 million net of tax) within the Asia-Pacific components reporting unit.

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

Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives relate to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations.

2020 Charges

The company recorded restructuring, integration, and other charges (credits) of $(2.8) million and $6.9 million for the third quarter and first nine months of 2020, respectively, which includes $4.2 million and $9.2 million related to initiatives taken by the company during 2020 to improve operating efficiencies and personnel charges of $1.1 million and $4.2 million for the third quarter and first nine months of 2020, respectively, related to the operating expense reduction program previously disclosed in July 2019. Also included is an insurance recovery related to the Wyle environmental obligation (see Note M).

2019 Charges

The company recorded restructuring, integration, and other charges of $43.1 million and $74.7 million for the third quarter and first nine months of 2019, respectively, which includes $12.5 million and $20.6 million related to initiatives taken by the company during 2019 to improve operating efficiencies, personnel charges of $30.9 million for the third quarter and first nine months of 2019 related to the operating expense reduction program previously disclosed in July 2019, and relocation and other charges (credits) of $(1.0) million and $7.7 million, for the third quarter and first nine months of 2019, respectively, associated with centralization efforts to maximize operating efficiencies. The restructuring and integration charges of $12.5 million and $20.6 million for the third quarter and first nine months of 2020, respectively, relates primarily to the termination of personnel.

As of September 26, 2020, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, “Restructuring, Integration, and Other Charges (Credits),” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Loss on Disposition of Businesses, Net

During the third quarter and first nine months of 2019, the company recorded a net loss on disposition of businesses of $14.6 million and $15.4 million, respectively, primarily related to the reclassification of cumulative translation adjustment to earnings upon the sale of two businesses which were part of the company’s personal computer and mobility asset disposition business.

Operating Income (Loss)

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Consolidated operating income (loss), as reported	$238	$173	37.5%	$573	$(130)	N/A
Identifiable intangible asset amortization**	9	10		29	28
Restructuring, integration, and other charges (credits)**	(3)	31		7	62
Loss on disposition of businesses, net**	—	—		—	1
AFS notes receivable reserves (recoveries) and inventory write-downs	—	(1)		(1)	15
Digital inventory write-downs, net	—	1		—	21
Goodwill and other impairments**	2	1		7	624
Impact of wind down**	(2)	37		(14)	151
Non-GAAP consolidated operating income*	$244	$253	(3.3)%	$601	$772	(22.2)%
Consolidated operating income as a percentage of sales, as reported	3.3%	2.4%	90 bps	2.8%	(0.6)%	340 bps
Non-GAAP consolidated operating income, as a percentage of sales, excluding wind down	3.4%	3.6%	(20) bps	3.0%	3.6%	(60) bps
* The sum of the components of non-GAAP consolidated operating income may not agree to totals, as presented, due to rounding.
** Amounts presented for restructuring, integration, and other charges (credits), goodwill and other impairment, loss on disposition of businesses, net, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down.

The company recorded operating income (loss) of $238.2 million, or 3.3% of sales, and $573.1 million, or 2.8% of sales, in the third quarter and first nine months of 2020, respectively, compared with operating income of $173.2 million, or 2.4% of sales, and $(130.4) million, or (0.6)% of sales, in the year-earlier periods. Non-GAAP operating income was $244.3 million, or 3.4% of sales, and $601.0 million, or 3.0% of sales, in the third quarter and first nine months of 2020, respectively, compared with non-GAAP operating income of $252.6 million, or 3.6% of sales, and $772.1 million, or 3.6% of sales, in the year-earlier periods. Non-GAAP operating income decreased 3.3% and 22.2% for the third quarter and first nine months of 2020, respectively, compared with the year-earlier periods, on a sales increase of 2.2% and a decrease of 6.3%. Non-GAAP operating income, as a percentage of sales, decreased 20 bps and 60 bps for the third quarter and first nine months of 2020, respectively, primarily due to the decreases in sales across both the Global Components and Global ECS businesses, the impact to gross profit resulting from a shift in regional mix, and reserves and other adjustments related to foreign tax and other loss contingencies within the Global ECS business. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. These operating margin declines were partially offset by a reduction in operating costs and corporate overhead due to the operating expense reduction program (Refer to Note J), as well as a reduction in travel related expenses in 2020.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $30.5 million and $105.6 million for the third quarter and first nine months of 2020, respectively, compared with $49.9 million and $153.4 million, in the year-earlier periods. The decrease for the third quarter and first nine months of 2020 primarily relates to lower borrowings and interest rates on short term credit facilities, offset partially by decreased interest income. The decrease in interest income is primarily attributable to lower average cash balances and lower interest rates within the company's cash pooling arrangements.

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

For the third quarter and first nine months of 2020, the company recorded a provision for income taxes of $44.7 million and $113.5 million, an effective tax rate of 21.2% and 24.5%, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2020 were impacted by the previously discussed identifiable intangible asset amortization, restructuring, integration, and other charges (credits), gain (loss) on investments, net, AFS notes receivable recoveries, impairments of long-lived assets, the impact of wind down, pension settlement gain, and the impact of tax legislation changes. Excluding the impact of the aforementioned items, the company’s effective tax rate for the third quarter and first nine months of 2020 was 23.6% and 25.1%, respectively. Included in the effective tax rate for the first nine months of 2020 are approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

For the third quarter and first nine months of 2019, the company recorded a provision for income taxes of $29.3 million and $30.9 million, an effective tax rate of 24.0% and (11.0)%, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2019 were impacted by the previously discussed identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, gain on investments, net, AFS reserves and recoveries, digital inventory write-downs, net, impairments of goodwill and other long-lived assets, the impact of wind down, and the impact of tax legislation changes. Excluding the impact of the aforementioned items, the company’s effective tax rate for the third quarter and first nine months of 2019 was 22.3% and 25.1%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The decrease in the effective tax rate from 24.0% for the third quarter of 2019 to 21.2% for the third quarter of 2020 is primarily driven by changes in the mix of tax jurisdictions where taxable income is generated as well as discrete items such as the certain tax credits and changes in U.S. tax rules.

Net Income (Loss) Attributable to Shareholders

Following is an analysis of net income (loss) attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss) attributable to shareholders, as reported	$166	$92	$348	$(316)
Identifiable intangible asset amortization**	9	10	28	27
Restructuring, integration, and other charges (credits)**	(3)	31	7	62
Loss on disposition of businesses, net**	—	—	—	1
(Gain) loss on investments, net	(3)	(1)	3	(8)
AFS notes receivable recoveries and inventory write-downs	—	(1)	(1)	15
Digital inventory write-downs, net	—	1	—	21
Goodwill and other impairments**	2	1	7	624
Impact of wind down**	(2)	37	(14)	151
Pension settlement gain	(2)	—	(2)	—
Tax effect of adjustments above	—	(15)	(9)	(126)
Impact of tax legislation changes	(5)	—	(1)	4
Non-GAAP net income attributable to shareholders*	$162	$155	$367	$455
* The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.
** Amounts presented for restructuring, integration, and other charges (credits), goodwill and other impairments, loss on disposition of businesses, net, and identifiable intangible amortization exclude amounts related to the personal computer and mobility asset disposition business, which are reported within the impact of wind down. Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.

The company recorded net income (loss) attributable to shareholders of $166.1 million and $348.4 million in the third quarter and first nine months of 2020, respectively, compared with $92.1 million and $(316.1) million in the year-earlier periods. Non-GAAP net income attributable to shareholders was $162.1 million and $367.2 million for the third quarter and first nine months of 2020, respectively, compared with $154.8 million and $455.1 million in the year-earlier periods.

Liquidity and Capital Resources

At September 26, 2020 and December 31, 2019, the company had cash and cash equivalents of $227.0 million and $300.1 million, respectively, of which $147.6 million and $277.7 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.5 billion are available for distribution in future periods as of September 26, 2020. The company continues to indefinitely reinvest the residual $1.6 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first nine months of 2020, the net amount of cash provided by the company’s operating activities was $1.2 billion, the net amount of cash used for investing activities was $104.1 million, and the net amount of cash used for financing activities was $1.1 billion. The effect of exchange rate changes on cash was an increase of $5.4 million.

During the first nine months of 2019, the net amount of cash provided by the company’s operating activities was $363.2 million, the net amount of cash used for investing activities was $120.0 million, and the net amount of cash used for financing activities was $482.7 million. The effect of exchange rate changes on cash was a decrease of $7.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.2% at September 26, 2020 and 72.9% at December 31, 2019.

The net amount of cash provided by the company’s operating activities during the first nine months of 2020 and 2019 was $1.2 billion and $363.2 million, respectively. The change relates primarily to the timing of payments, decreased customer demand in certain regions, and a corresponding reduction in working capital, including inventory, which is consistent with the company's historical counter-cyclical cash flow in which the company generates strong cash flow in periods of decreased demand. Sales of accounts receivables under the EMEA asset securitization program, entered into by the company in the first quarter of 2020, was another contributor to the reduction in working capital and corresponding increase in operating net cash inflow. During the first nine months of 2020, sales of accounts receivables under the EMEA asset securitization program resulted in a $339.9 million operating net cash inflow (see Note G).

In response to the COVID-19 pandemic, many countries have enacted economic aid programs, including the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States. These programs include, among other things, deferrals of payroll taxes, indirect taxes, and corporate income tax. The deferred tax payment dates vary by jurisdiction and would generally be paid during the last quarter of 2020 or the first two quarters of 2021. Due to the expediency with which these stimulus programs have been enacted and the number of tax authorities involved, there is a high degree of uncertainty around their implementation. However, the company intends to apply any COVID-19 related tax law changes and tax incentives made available by respective countries during 2020 and 2021.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 15.0% in the third quarter of 2020 compared with 18.2% in the third quarter of 2019.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2020 was $104.1 million. The primary use of cash for investing activities included $89.6 million for capital expenditures. Capital expenditures for the first nine months of 2020 primarily include expenditures related to the build out of the company's distribution centers and investments in internally developed software.

The net amount of cash used for investing activities during the first nine months of 2019 was $120.0 million. The uses of cash from investing activities included $113.1 million for capital expenditures. Capital expenditures for the first nine months of 2019 related to investments in internally developed software and website functionality related to the digital business and the build out of a new distribution center within the EMEA region.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2020 was $1.1 billion. The uses of cash from financing activities included $86.2 million of net payments for short-term borrowings, $411.4 million of net payments for long term borrowings, $48.4 million of payments upon the settlement of forward starting interest rate swaps, $209.4 million of repayments of the principal amount of the company's 6.00% notes due April 2020, and $384.8 million of repurchases of common stock. The primary source of cash from financing activities during the third quarter of 2020 was $6.0 million of proceeds from the exercise of stock options.

The net amount of cash used for financing activities during the first nine months of 2019 was $482.7 million. The uses of cash from financing activities included $93.1 million of net payments from short-term borrowings, $97.0 million of net payments for long-term bank borrowings, and $304.2 million of repurchases of common stock. The primary source of cash from financing activities during the first nine months of 2019 was $11.7 million of proceeds from the exercise of stock options.

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at September 26, 2020), which is based on the company’s credit ratings, or an effective interest rate of 1.26% at September 26, 2020. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at September 26, 2020. The company had no outstanding borrowings and $10.0 million in outstanding borrowings under the revolving credit facility at September 26, 2020 and December 31, 2019, respectively. During the first nine months of 2020 and 2019, the average daily balance outstanding under the revolving credit facility was $20.5 million and $35.0 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at September 26, 2020 and December 31, 2019, respectively. During the first nine months of 2020 and 2019, the average daily balance outstanding under the commercial paper program was $62.6 million and $790.2 million, respectively. The program had a weighted-average effective interest rate of 2.01% at September 26, 2020.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries, which matures June 2021. The company may borrow up to $1.2 billion under the North American asset securitization program. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate, or a commercial paper rate, plus a spread (.40% at September 26, 2020), or an effective interest rate of .58% at September 26, 2020. The facility fee is .40% of the total borrowing capacity. At September 26, 2020, the company had no outstanding borrowings under the North American asset securitization program. At December 31, 2019, the company had $400.0 million in outstanding borrowings under the North American asset securitization program. During the first nine months of 2020 and 2019, the average daily balance outstanding under the North American asset securitization program was $396.9 million and $1.0 billion, respectively.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 26, 2020, the company was in compliance with all such financial covenants.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at September 26, 2020. There were $60.0 million of outstanding borrowings under the uncommitted lines of credit at December 31, 2019. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.53% at September 26, 2020. During the first nine months of 2020 and 2019, the average daily balance outstanding under the uncommitted lines of credit was $7.9 million and $17.9 million, respectively.

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

The global economic impact from COVID-19 may adversely affect the company’s ability to access capital markets. Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company's current committed and undrawn liquidity stands at over $3.2 billion in addition to $227.0 million of cash on hand at September 26, 2020. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2019. Since December 31, 2019, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. During the third quarter and first nine months of 2020, the company sold approximately €388.1 million and €1.3 billion, or $448.0 million and $1.4 billion, respectively, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. Total collateralized accounts receivables of approximately €490.7 million, or $570.7 million, were held by Arrow EMEA Funding Corp B.V. at September 26, 2020 (see Note G).

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of September 26, 2020 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$400,000	$—
December 2018	600,000	600,000	—
July 2020	600,000	36,546	563,454
Total	$1,600,000	$1,036,546	$563,454

The amounts repurchased during 2020 were pursuant to the company's July 2020 and December 2018 share-repurchase programs that were approved by the Board on July 28, 2020 and December 11, 2018, respectively. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

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

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held on Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the third quarter and first nine months of 2020, the company sold approximately €388.1 million and €1.3 billion, or $448.0 million and $1.4 billion, respectively, of accounts receivables to unaffiliated financial institutions under the EMEA securitization program. There were €292.2 million, or $339.9 million, of receivables sold to unaffiliated financial institutions that were uncollected as of September 26, 2020. Total collateralized accounts receivables of approximately €490.7 million, or $570.7 million, were held by Arrow EMEA Funding Corp B.V. at September 26, 2020. Any accounts receivables held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institution under the program are limited to the assets it owns and there is no recourse to the company for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 26, 2020, the company was in compliance with all such financial covenants.

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
While there is ongoing uncertainty related to COVID-19, the company has observed continued improvements in macroeconomic conditions and equity valuations, and market conditions related to our components business, along with improvements in working capital in certain reporting units. As a result, the company concluded that there are no indicators of goodwill impairment at September 26, 2020 and no interim impairment test was required.

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

There were no additional changes during the third quarter of 2020 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of Recently Issued Accounting Standards

See Note B and Note C of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: potential adverse effects of the ongoing global COVID-19 coronavirus pandemic, including actions taken to contain or treat COVID-19, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, anti-trust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 26, 2020 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

The following is intended to restate and supplement the risk factor entitled “General business conditions are vulnerable to the effects of epidemics, such as the coronavirus, which could materially disrupt the company’s business,” as disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2019. Other than the risk factor set forth below, there have been no material changes to the company’s risk factors from those discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2019.

General business conditions are vulnerable to the effects of epidemics and pandemics, such as the COVID-19 pandemic, which could materially disrupt the company’s business and have a negative impact on the company’s financial results and financial condition.

The company is vulnerable to the general economic effects of epidemics, pandemics and other public health crises, such as the COVID-19 pandemic. Due to the recent outbreak of COVID-19, there has been a substantial curtailment of travel and business activities, which is causing significant disruptions to the U.S. and global economy. The extent to which COVID-19 impacts the company’s results will depend primarily on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the crisis and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. For example, if COVID-19 continues to spread, the company may need to limit operations or implement additional restrictions as a result of widespread government restrictions. In addition, a U.S. or global recession or a banking crisis triggered by the COVID-19 pandemic could have a material adverse effect on the company’s business, financial results and financial condition, including by reducing the demand for our products and services, increasing customer defaults, reducing our access to capital, and reducing the value of our common stock.

In addition, to the extent the evolving effects of the ongoing COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in the Risk Factors section in the company's Annual Report on Form 10-K.

To date, the company has experienced limitations in employee resources resulting from travel restrictions and “stay at home” orders. Despite these restrictions, the company continues to efficiently manage the global supply chain requirements of our customers and suppliers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended September 26, 2020 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
June 28 through July 25, 2020	4,760	$65.92	—	$113,428
July 26 through August 22, 2020	734,394	74.87	734,394	658,447
August 23 through September 26, 2020	1,212,246	78.55	1,209,454	563,454
Total	1,951,400		1,943,848

(a)Includes share repurchases under the share-repurchase program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended September 26, 2020 is 7,552 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

(c)The amounts repurchased during 2020 were pursuant to the company's July 2020 and December 2018 share-repurchase programs that were approved by the Board on July 28, 2020 and December 11, 2018, respectively. The 2018 and 2020 share-repurchase programs have no fixed expiration dates and are discretionary in nature. The Board has the ability to modify, suspend, or discontinue the programs at any time.

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

ARROW ELECTRONICS, INC.

Date:	October 29, 2020	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer