Form 10-Q
period 2021-04-03
ARROW ELECTRONICS INC
filed 2021-05-06
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

There were 73,783,032 shares of Common Stock outstanding as of April 29, 2021.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 3, 2021	March 28, 2020
Sales	$8,385,919	$6,381,417
Cost of sales	7,455,809	5,653,026
Gross profit	930,110	728,391
Operating expenses:
Selling, general, and administrative expenses	574,567	533,839
Depreciation and amortization	50,331	47,110
Restructuring, integration, and other charges	5,709	9,138
	630,607	590,087
Operating income	299,503	138,304
Equity in earnings of affiliated companies	844	530
Gain (loss) on investments, net	2,793	(16,810)
Employee benefit plan expense, net	(1,230)	(1,109)
Interest and other financing expense, net	(33,656)	(43,268)
Income before income taxes	268,254	77,647
Provision for income taxes	61,026	27,892
Consolidated net income	207,228	49,755
Noncontrolling interests	907	252
Net income attributable to shareholders	$206,321	$49,503
Net income per share:
Basic	$2.76	$0.62
Diluted	$2.72	$0.61
Weighted-average shares outstanding:
Basic	74,882	80,407
Diluted	75,794	81,108

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter Ended
	April 3, 2021	March 28, 2020
Consolidated net income	$207,228	$49,755
Other comprehensive loss:
Foreign currency translation adjustment and other, net of taxes	(61,921)	(77,343)
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	5,306	15,977
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	36,352	(28,397)
Employee benefit plan items, net of taxes	(166)	2,248
Other comprehensive loss	(20,429)	(87,515)
Comprehensive income (loss)	186,799	(37,760)
Less: Comprehensive income (loss) attributable to non-controlling interests	(946)	10
Comprehensive income (loss) attributable to shareholders	$187,745	$(37,770)

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$227,701	$373,615
Accounts receivable, net	8,503,010	9,205,343
Inventories	3,275,389	3,287,308
Other current assets	360,968	286,633
Total current assets	12,367,068	13,152,899
Property, plant, and equipment, at cost:
Land	5,691	7,940
Buildings and improvements	177,615	207,614
Machinery and equipment	1,521,489	1,553,371
	1,704,795	1,768,925
Less: Accumulated depreciation and amortization	(957,257)	(969,320)
Property, plant, and equipment, net	747,538	799,605
Investments in affiliated companies	77,330	76,358
Intangible assets, net	223,848	233,819
Goodwill	2,101,938	2,115,469
Other assets	655,838	675,761
Total assets	$16,173,560	$17,053,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,045,759	$7,937,889
Accrued expenses	985,928	1,034,361
Short-term borrowings, including current portion of long-term debt	361,327	158,633
Total current liabilities	8,393,014	9,130,883
Long-term debt	1,903,848	2,097,940
Other liabilities	662,252	676,136
Commitments and contingencies (Note J)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2021 and 2020
Issued - 125,424 shares in both 2021 and 2020	125,424	125,424
Capital in excess of par value	1,166,554	1,165,850
Treasury stock (51,426 and 50,581 shares in 2021 and 2020, respectively), at cost	(2,898,830)	(2,776,821)
Retained earnings	6,886,072	6,679,751
Accumulated other comprehensive loss	(123,461)	(104,885)
Total shareholders’ equity	5,155,759	5,089,319
Noncontrolling interests	58,687	59,633
Total equity	5,214,446	5,148,952
Total liabilities and equity	$16,173,560	$17,053,911

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Consolidated net income	$207,228	$49,755
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	50,331	47,110
Amortization of stock-based compensation	13,223	13,920
Equity in earnings of affiliated companies	(844)	(530)
Deferred income taxes	13,663	32,613
Loss (gain) on investments, net	(2,793)	16,810
Other	1,374	(205)
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable, net	596,777	558,605
Inventories	(13,147)	133,392
Accounts payable	(840,124)	(343,051)
Accrued expenses	3,643	(31,326)
Other assets and liabilities	(33,867)	(10,228)
Net cash provided by (used for) operating activities	(4,536)	466,865
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(20,180)	(27,971)
Proceeds from sale of property, plant, and equipment	22,171	—
Other	—	(5,466)
Net cash provided by (used for) investing activities	1,991	(33,437)
Cash flows from financing activities:
Change in short-term and other borrowings	(12,452)	(84,354)
Proceeds from (repayments of) long-term bank borrowings, net	154,674	(288,577)
Redemption of notes	(130,860)	—
Proceeds from exercise of stock options	26,091	1,980
Repurchases of common stock	(160,619)	(158,989)
Net cash used for financing activities	(123,166)	(529,940)
Effect of exchange rate changes on cash	(20,203)	(2,593)
Net decrease in cash and cash equivalents	(145,914)	(99,105)
Cash and cash equivalents at beginning of period	373,615	300,103
Cash and cash equivalents at end of period	$227,701	$200,998

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$125,424	$1,150,006	$(2,332,548)	$6,131,248	$(262,211)	$54,474	$4,866,393
Effect of new accounting principles	—	—	—	(35,935)	—	—	(35,935)
Consolidated net income	—	—	—	49,503	—	252	49,755
Other comprehensive loss	—	—	—	—	(87,273)	(242)	(87,515)
Amortization of stock-based compensation	—	13,920	—	—	—	—	13,920
Shares issued for stock-based compensation awards	—	(18,182)	20,162	—	—	—	1,980
Repurchases of common stock	—	—	(158,989)	—	—	—	(158,989)
Balance at March 28, 2020	$125,424	$1,145,744	$(2,471,375)	$6,144,816	$(349,484)	$54,484	$4,649,609

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2021.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2020 (a)	$894,975	$1,220,494	$2,115,469
Foreign currency translation adjustment	(7,007)	(6,524)	(13,531)
Balance as of April 3, 2021 (a)	$887,968	$1,213,970	$2,101,938

(a)     The total carrying value of goodwill as of April 3, 2021 and December 31, 2020 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Intangible assets, net, are comprised of the following as of April 3, 2021:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$329,938	$(159,928)	$170,010
Amortizable trade name	8 years	74,444	(20,606)	53,838
		$404,382	$(180,534)	$223,848

Intangible assets, net, are comprised of the following as of December 31, 2020:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$335,027	$(157,151)	$177,876
Amortizable trade name	8 years	74,008	(18,065)	55,943
		$409,035	$(175,216)	$233,819

During the first quarter of 2021 and 2020, the company recorded amortization expense related to identifiable intangible assets of $9,326 and $9,955, respectively.

Note C – Investments in Affiliated Companies

The company owns a 50% interest in each of the two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	April 3, 2021	December 31, 2020
Marubun/Arrow	$66,755	$65,943
Other	10,575	10,415
	$77,330	$76,358

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	April 3, 2021	March 28, 2020
Marubun/Arrow	$857	$445
Other	(13)	85
	$844	$530

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of April 3, 2021 and December 31, 2020. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note D – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 3, 2021	December 31, 2020
Accounts receivable	$8,591,443	$9,298,135
Allowances for doubtful accounts	(88,433)	(92,792)
Accounts receivable, net	$8,503,010	$9,205,343

Changes in the allowance for doubtful accounts consists of the following:

	Quarter Ended
	April 3, 2021	March 28, 2020
Balance at beginning of period	$92,792	$69,433
Effect of adoption of ASU No. 2016-13	—	47,011
Charged to income	1,137	12,539
Translation Adjustments	(1,117)	(1,869)
Writeoffs	(4,379)	(13,186)
Balance at end of period	$88,433	$113,928

The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of April 3, 2021. The global economic impact from COVID-19 may adversely affect the credit condition of some of our customers. The impact of COVID-19 on our customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

During the first quarter of 2020, the company entered into an EMEA (Europe, the Middle East, and Africa) asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

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

The company continues servicing the receivables, which were sold, and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the first quarter of 2021 and 2020, the company sold approximately $517,042 and $528,453 of accounts receivables, respectively, to unaffiliated financial institutions under the EMEA asset securitization program.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Other amounts related to the EMEA asset securitization program consist of the following:

	April 3, 2021	December 31, 2020
Receivables sold to unaffiliated financial institutions that were uncollected	$386,596	$397,914
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	678,520	551,843

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 3, 2021, the company was in compliance with all such financial covenants.

Note E – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	April 3, 2021	December 31, 2020
5.125% notes, due March 2021	$—	$130,836
3.50% notes, due April 2022	349,129	—
Other short-term borrowings	12,198	27,797
	$361,327	$158,633

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.09% and 1.73% at April 3, 2021 and December 31, 2020, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at April 3, 2021 and December 31, 2020. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% and 1.53% at April 3, 2021 and December 31, 2020, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at April 3, 2021 and December 31, 2020. The program had a weighted-average effective interest rate of .26% and .30% at April 3, 2021 and December 31, 2020, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Long-term debt consists of the following:

	April 3, 2021	December 31, 2020
Revolving credit facility	$55,000	$—
North American asset securitization program	100,000	—
3.50% notes, due 2022	—	348,918
4.50% notes, due 2023	298,844	298,701
3.25% notes, due 2024	496,287	496,034
4.00% notes, due 2025	347,161	346,999
7.50% senior debentures, due 2027	109,960	109,939
3.875% notes, due 2028	495,371	495,223
Other obligations with various interest rates and due dates	1,225	2,126
	$1,903,848	$2,097,940
The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	April 3, 2021	December 31, 2020
3.50% notes, due 2022	$—	$360,500
4.50% notes, due 2023	318,000	321,500
3.25% notes, due 2024	535,000	540,500
4.00% notes, due 2025	377,000	383,000
7.50% senior debentures, due 2027	138,000	140,000
3.875% notes, due 2028	543,000	564,000

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 3.50% notes due April 2022, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at April 3, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.25% at April 3, 2021. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at April 3, 2021. The company had $55,000 in outstanding borrowings under the revolving credit facility at April 3, 2021 and no outstanding borrowings under the revolving credit facility at December 31, 2020.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1,200,000 to $1,250,000 and extended its term to mature in March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.45% at April 3, 2021), or an effective interest rate of .52% at April 3, 2021. The facility fee is .40% of the total borrowing capacity.

The company had $100,000 in outstanding borrowings under the North American asset securitization program at April 3, 2021 and no outstanding borrowings under the North American asset securitization program at December 31, 2020, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $1,874,800 and $2,207,700 were held by AFC and were included in “Accounts receivable, net” in the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
company’s consolidated balance sheets at April 3, 2021 and December 31, 2020, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 3, 2021, the company was in compliance with all such financial covenants.

During March 2021, the company repaid $130,860 principal amount of its 5.125% notes due March 2021.

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

Interest and other financing expense, net, includes interest and dividend income of $4,106 and $9,965 for the first quarter of 2021 and 2020, respectively.

Note F – Financial Instruments Measured at Fair Value

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents assets (liabilities) measured at fair value on a recurring basis at April 3, 2021:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$6,729	$—	$—	$6,729
Equity investments (b)	Other assets	50,493	—	—	50,493
Interest rate swaps designated as cash flow hedges	Other assets	—	68,503	—	68,503
Foreign exchange contracts designated as net investment hedges	Other assets	—	21,949	—	21,949
		$57,222	$90,452	$—	$147,674

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$6,062	$—	$—	$6,062
Equity investments (b)	Other assets	45,879	—	—	45,879
Interest rate swaps designated as cash flow hedges	Other assets	—	20,983	—	20,983
Foreign exchange contracts designated as net investment hedges	Other assets	—	12,760	—	12,760
		$51,941	$33,743	$—	$85,684

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $1,402 and an unrealized loss of $9,995 for the first quarter of 2021 and 2020, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note B). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Gains and losses on interest rate swaps are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each derivative based on observable inputs including interest rate curves and credit spreads.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
At April 3, 2021 and December 31, 2020, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025
May 2020	June 2022	$300,000	0.90%	Jan 2021 - Jun 2023

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”). The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge to manage the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company terminated the 2019 swaps for a cash payment of $48,378, which was reported in the "cash flows from financing activities" section of the consolidated statements of cash flows. During the first quarter of 2020, losses of $1,194, before taxes, were reclassified from “Accumulated other comprehensive loss” ("AOCI") to "Interest and other financing expense, net" related to forecasted cash flows that were deemed no longer probable to occur. At April 3, 2021 losses of $34,751, net of taxes, remained in AOCI related to the 2019 swaps.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Norwegian Krone, Indian Rupee, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at April 3, 2021 and December 31, 2020 was $1,040,328 and $914,930, respectively.

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

At April 3, 2021 and December 31, 2020 the company had foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below:

Maturity Date	Notional Amount
March 2023	EUR 50,000
September 2024	EUR 50,000
April 2025	EUR 100,000
January 2028	EUR 100,000
Total	EUR 300,000

The contracts above have been designated as a net investment hedge which is in place to hedge a portion of the company’s net investment in subsidiaries with euro-denominated net assets. The change in the fair value of derivatives designated as net investment hedges are recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
comprehensive loss" in the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended
		April 3, 2021	March 28, 2020
Gain (Loss) Recognized in Income (Loss)
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,201	$2,201
Interest rate swaps, cash flow hedge	Interest Expense	(351)	(1,529)
Total		$1,850	$672
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$6,978	$17,647
Interest rate swaps, cash flow hedge		36,085	(29,556)
Total		$43,063	$(11,909)
(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.

(b)Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (net of tax) of $(5,091) and $17,994 for the first quarter of 2021 and 2020, respectively.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note G – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 3, 2021	March 28, 2020
Restructuring and integration charges - current period actions	$4,850	$3,705
Restructuring and integration charges - actions taken in prior periods	1,400	1,521
Other charges (credits)	(541)	3,912
	$5,709	$9,138

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $11,473 and $9,735 at April 3, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the company made $4,109 of payments related to restructuring and integration accruals. Substantially all amounts accrued at April 3, 2021, and all restructuring and integration charges for the first quarter of 2021, relate to the termination of personnel and are expected to be spent in cash within one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note H – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 3, 2021	March 28, 2020
Net income attributable to shareholders	$206,321	$49,503
Weighted-average shares outstanding - basic	74,882	80,407
Net effect of various dilutive stock-based compensation awards	912	701
Weighted-average shares outstanding - diluted	75,794	81,108
Net income per share:
Basic	$2.76	$0.62
Diluted (a)	$2.72	$0.61

(a)Stock-based compensation awards for the issuance of 103 and 1,307 shares for the first quarter of 2021 and 2020, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note I – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended
	April 3, 2021	March 28, 2020
Foreign Currency Translation Adjustment and Other:
Other comprehensive loss before reclassifications (a)	$(59,548)	$(77,207)
Amounts reclassified into income	(520)	106
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	6,978	17,647
Amounts reclassified into income	(1,672)	(1,670)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	36,085	(29,556)
Amounts reclassified into income	267	1,159
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(166)	2,248
Net change in Accumulated other comprehensive income (loss)	$(18,576)	$(87,273)

(a)     Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(2,597) and $9,317 for the first quarter of 2021 and 2020, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of April 3, 2021:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	286,534	313,466
Total	$1,200,000	$886,534	$313,466

Note J – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have been settled to the satisfaction of the parties.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $42,000 from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites. The company filed suit against two insurers regarding liabilities arising out of operations at Huntsville and reached a confidential settlement with one of the insurers during the third quarter of 2020. The resolution of this matter against the remaining insurer will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway, and the extent and timing of future testing and further remediation procedures will be dependent on the outcome of the results of testing currently being performed. Approximately $7,200 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $3,200 and $10,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (“DTSC”) in connection with the Norco site. Subsequent to the decree, a Remedial Investigation Work Plan was approved by DTSC in April 2005, the required investigations were performed, and a final Remedial Investigation Report was submitted early in 2008. In 2008, a hydraulic containment system (the “HCS”) was installed as an interim remedial measure to capture and treat groundwater before it moves into the adjacent off-site area. In September 2013, the DTSC approved the final Remedial Action Plan (the “RAP”) for actions in five on-site areas and one off-site area. As of 2018, the remediation measures described in the RAP had been implemented and were being monitored. A Five Year Review (“FYR”) of the HCS submitted to DTSC in December 2016 found that while significant progress was made in on-site and off-site groundwater remediation, contaminants were not sufficiently reduced in a key off-site area identified in the RAP. This exception triggered the need for additional off-site remediation that began in 2018 and was completed in mid-2019. Routine progress monitoring of groundwater and soil gas continue on-site and off-site.

Approximately $76,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $5,500 to $17,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4,770, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company has voluntarily reported these activities to the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), and conducted an internal investigation and terminated or disciplined the employees involved. BIS has closed its investigation and issued the company a warning letter without referring the matter for further proceedings. No penalties have been imposed by BIS. The company has cooperated fully and intends to continue to cooperate fully with OFAC with respect to its ongoing review, which may result in the imposition of penalties, which the company is currently not able to estimate.

During the first quarter of 2020, the company recorded reserves and other adjustments of approximately $32,700 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

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

Note K – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers and managed service providers through its global ECS business segment. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment. Sales to external customers are based on the company location that maintains the customer relationship and transacts the external sale.

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	April 3, 2021	March 28, 2020
Components:
Americas	$1,701,173	$1,552,798
EMEA	1,568,602	1,309,990
Asia/Pacific	3,173,478	1,687,813
Global components	$6,443,253	$4,550,601

ECS:
Americas	$1,151,338	$1,128,688
EMEA	791,328	702,128
Global ECS	$1,942,666	$1,830,816
Consolidated (a)	$8,385,919	$6,381,417
(a)Includes sales related to the United States of $2,497,998 and $2,412,087 for the first quarter of 2021 and 2020, respectively.

Operating income, by segment, are as follows:

	Quarter Ended
	April 3, 2021	March 28, 2020
Operating income (loss):
Global components	$289,383	$164,767
Global ECS (a)	77,359	42,433
Corporate (b)	(67,239)	(68,896)
Consolidated	$299,503	$138,304

(a)Global ECS operating income includes reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies for the first quarter of 2020. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

(b)Corporate operating income includes restructuring, integration, and other charges of $5,709 and $9,138 for the first quarter of 2021 and 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the first quarter of 2021, approximately 77% of the company’s sales were from the global components business segment, and approximately 23% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2021 increased by 31.4% compared with the year-earlier period. The increase for the first quarter of 2021 was driven by a 41.6% increase in the global components business segment sales and a 6.1% increase in global ECS business segment sales. Adjusted for the change in foreign currencies, non-GAAP consolidated sales increased 27.4% for the first quarter of 2021 compared with the year-earlier period.

The company reported net income attributable to shareholders of $206.3 million in the first quarter of 2021 compared with $49.5 million in the year-earlier period. The following items impacted the comparability of the company’s results:

•restructuring, integration, and other charges of $5.7 million in 2021 and $9.1 million in 2020;
•identifiable intangible asset amortization of $9.3 million in 2021 and $10.0 million in 2020;
•Arrow Financing Solutions (“AFS”) notes receivable recoveries of $0.9 million in 2020;
•net gain on investments of $2.8 million in 2021 and net loss on investments of $16.8 million in 2020; and
•tax expense related to legislation changes and other non-recurring tax adjustments of $3.6 million in 2020

Excluding the aforementioned items, non-GAAP net income attributable to shareholders for the first quarter of 2021 increased to $215.5 million compared with $79.0 million in the year-earlier period. Net income in the first quarter of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the global ECS business.

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

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales, non-GAAP gross profit, and non-GAAP operating expenses exclude the impact of changes in foreign currencies (referred to as "changes in foreign currencies") by re-translating prior period results at current period foreign exchange rates, and the impact of notes receivable recoveries related to the AFS business (referred to as “AFS notes receivable recoveries").
•Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other charges, and AFS notes receivable recoveries.
•Non-GAAP effective tax rate excludes identifiable intangible asset amortization, restructuring, integration, and other charges, gain (loss) on investments, net, the impact of tax legislation changes, and AFS notes receivable recoveries.
•Non-GAAP net income attributable to shareholders excludes identifiable intangible asset amortization, restructuring, integration, and other charges, AFS notes receivable recoveries, net gains and losses on investments, and certain tax adjustments.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 3, 2021	March 28, 2020	% Change
Consolidated sales, as reported	$8,386	$6,381	31.4%
Impact of changes in foreign currencies	—	203
Non-GAAP consolidated sales	$8,386	$6,584	27.4%

Global components sales, as reported	$6,443	$4,551	41.6%
Impact of changes in foreign currencies	—	130
Non-GAAP global components sales	$6,443	$4,681	37.6%

Global ECS sales, as reported	$1,943	$1,831	6.1%
Impact of changes in foreign currencies	—	72
Non-GAAP global ECS sales	$1,943	$1,903	2.1%

Consolidated sales for the first quarter of 2021 increased by $2.0 billion, or 31.4%, compared with the year-earlier period. The increase for the first quarter of 2021 was driven by an increase in global components segment sales of $1.9 billion, or 41.6% and an increase in global ECS business segment sales of $111.9 million, or 6.1%. Non-GAAP consolidated sales increased 27.4% for the first quarter of 2021 compared with the year-earlier period.

The global components business capitalized on strong demand in all regions from higher sales volumes and favorable pricing in all regions. This was especially true in the APAC region where sales increased 88%. The company expects continued growth as the Americas and EMEA regions continue to recover, and as our revenue mix across all regions shifts towards a greater proportion of higher-value component sales. The components industry is currently experiencing supply chain constraints. Historically, our global components business has experienced single digit sales growth sequentially from the first quarter to the second quarter. As a result of the supply chain constraints and timing of quarter end for the first quarter of 2021, we expect global components sales in the second quarter of 2021 to be slightly above first quarter 2021 sales.

Increases in sales for the global ECS business were primarily due to higher sales volumes driven by stronger demand for proprietary and industry standard servers, services, and infrastructure software for servers.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	April 3, 2021	March 28, 2020	% Change
Consolidated gross profit, as reported	$930	$728	27.7%
Impact of changes in foreign currencies	—	28
Non-GAAP consolidated gross profit*	$930	$757	22.9%
Consolidated gross profit as a percentage of sales, as reported	11.1%	11.4%	(30) bps
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	11.1%	11.5%	(40) bps
* The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $930.1 million in the first quarter of 2021 compared with $728.4 million in the year-earlier period. Non-GAAP gross profit increased 22.9% in the first quarter of 2021 compared with the year-earlier period. Non-GAAP gross profit margins in the first quarter of 2021 decreased by approximately 40 bps compared with the year-earlier period primarily due to the shift in regional mix to more APAC components sales, which generally have a lower gross profit margin than components sales in the EMEA and Americas regions, contributing 49% of global components sales for the first quarter of 2021 compared with 37% of global components sales for the year-earlier period. These decreases were partially offset by growing demand in services offerings globally.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	April 3, 2021	March 28, 2020	% Change
Selling, general, and administrative expenses, as reported	$575	$534	7.6%
Depreciation and amortization, as reported	50	47	6.8%
Operating expenses, as reported	$625	$581	7.6%
Impact of changes in foreign currencies	—	15
AFS notes receivable recoveries	—	1
Non-GAAP operating expenses*	$625	$597	4.7%
Operating expenses as a percentage of sales, as reported	7.5%	9.1%	(160) bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.5%	9.1%	(160) bps
*The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.
Selling, general, and administrative expenses increased by $40.7 million, or 7.6%, in the first quarter of 2021 on a sales increase of 31.4% compared with the year-earlier period. Depreciation and amortization expense as a percentage of operating expenses was 8.1% for the first quarter of 2021 compared with 8.1% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.3 million for the first quarter of 2021 compared to $10.0 million in the year-earlier period.

Non-GAAP operating expenses increased 4.7% for the first quarter of 2021 compared with the year-earlier period. Non-GAAP operating expense, as a percentage of non-GAAP sales, decreased 160 bps for the first quarter of 2021 compared with the year-earlier period.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company’s continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company’s pre-existing business and the consolidation of certain operations. The company recorded restructuring, integration, and other charges of $5.7 million and $9.1 million for the first quarter of 2021 and 2020, respectively.

As of April 3, 2021, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note G, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	April 3, 2021	March 28, 2020	% Change
Consolidated operating income, as reported	$300	$138	116.6%
Identifiable intangible asset amortization	9	10
Restructuring, integration, and other charges	6	9
AFS notes receivable recoveries	—	(1)
Non-GAAP consolidated operating income*	$315	$156	101.0%
Consolidated operating income as a percentage of sales, as reported	3.6%	2.2%	140 bps
Non-GAAP consolidated operating income, as a percentage of sales, excluding wind down	3.8%	2.5%	130 bps
* The sum of the components of non-GAAP consolidated operating income may not agree to totals, as presented, due to rounding.

The company recorded operating income of $299.5 million, or 3.6% of sales in the first quarter of 2021 compared with operating income of $138.3 million, or 2.2% of sales in the year-earlier period. Non-GAAP operating income was $314.5 million, or 3.8% of sales in the first quarter of 2021 compared with non-GAAP operating income of $156.5 million, or 2.5% of sales in the year-earlier period. Non-GAAP operating income, as a percentage of sales, increased 130 bps for the first quarter of 2021 primarily due to increases in sales from the global components business, and the greater operating expense leverage from higher sales volumes in all regions, offset partially by the impact to gross profit resulting from a shift in regional mix. The increase in operating margins is also impacted by reserves and other adjustments related to foreign tax and other loss contingencies recorded within the global ECS business during the first quarter of 2020. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. During the first quarter of 2021, changes in foreign currencies had positive impacts on operating income of approximately $12.6 million when compared to the year-earlier period.

Gain (Loss) on Investments, Net

During the first quarter of 2021 and 2020, the company recorded a gain of $2.8 million and a loss of $16.8 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $33.7 million for the first quarter of 2021 compared with $43.3 million in the year-earlier period. The decrease for the first quarter of 2021 primarily relates to lower borrowings and interest rates on short-term credit facilities and lower long-term debt outstanding, offset partially by decreased interest income attributable to lower average cash balances within the company's cash pooling arrangements.

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

For the first quarter of 2021, the company recorded a provision for income taxes of $61.0 million, an effective tax rate of 22.7%, compared to a provision of $27.9 million, an effective tax rate of 35.9% during the first quarter of 2020.

The company’s non-GAAP effective tax rate for the first quarter of 2021 was 22.8% compared to a non-GAAP effective tax rate of 29.5% for the first quarter of 2020. The non-GAAP effective tax rate for the first quarter of 2020 includes approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The decrease in the effective tax rate from 35.9% for the first quarter of 2020 to 22.7% for the first quarter of 2021 is primarily driven by discrete items, such as the out-of-period tax contingencies, and changes in the mix of tax jurisdictions where taxable income is generated.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	April 3, 2021	March 28, 2020
Net income attributable to shareholders, as reported	$206	$50
Identifiable intangible asset amortization*	9	10
Restructuring, integration, and other charges	6	9
(Gain) loss on investments, net	(3)	17
AFS notes receivable recoveries	—	(1)
Tax effect of adjustments above	(3)	(9)
Impact of tax legislation changes	—	4
Non-GAAP net income attributable to shareholders**	$216	$79
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $206.3 million in the first quarter of 2021 compared with $49.5 million in the year-earlier period. Non-GAAP net income attributable to shareholders was $215.5 million for the first quarter of 2021 compared with $79.0 million in the year-earlier period. During the first quarter of 2021, changes in foreign currencies had positive impacts on net income of approximately $9.5 million when compared to the year-earlier period.

Liquidity and Capital Resources

At April 3, 2021 and December 31, 2020, the company had cash and cash equivalents of $227.7 million and $373.6 million, respectively, of which $215.2 million and $140.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.3 billion are available for distribution in future periods as of April 3, 2021. The company continues to indefinitely reinvest the residual $1.7 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the

United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first quarter of 2021, the net amount of cash used for the company’s operating activities was $4.5 million, the net amount of cash provided by investing activities was $2.0 million, and the net amount of cash used for financing activities was $123.2 million. The effect of exchange rate changes on cash was a decrease of $20.2 million.

During the first quarter of 2020, the net amount of cash provided by the company’s operating activities was $466.9 million, the net amount of cash used for investing activities was $33.4 million, and the net amount of cash used for financing activities was $529.9 million. The effect of exchange rate changes on cash was a decrease of $2.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 72.8% at April 3, 2021 and 73.3% at December 31, 2020.

The net amount of cash provided by (used for) the company’s operating activities during the first quarter of 2021 and 2020 was $(4.5) million and $466.9 million, respectively. The change relates primarily to income from operations offset by the timing of payments.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 14.1% in the first quarter of 2021 compared with 17.6% in the first quarter of 2020.

Cash Flows from Investing Activities

The net amount of cash provided by investing activities during the first quarter of 2021 was $2.0 million. The primary source of cash from investing activities for the first quarter of 2021 was $22.2 million of proceeds from the sale of a distribution warehouse in the EMEA region. The primary use of cash for investing activities included $20.2 million for capital expenditures. Capital expenditures for the first quarter of 2021 primarily include expenditures related to investments in internally developed software and the build out of the company's distribution centers.

The net amount of cash used for investing activities during the first quarter of 2020 was $33.4 million. The primary use of cash from investing activities included $28.0 million for capital expenditures. Capital expenditures for the first quarter of 2020 include expenditures related to the build out of the company's distribution centers.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first quarter of 2021 was $123.2 million. The uses of cash from financing activities included $160.6 million of repurchases of common stock, $130.9 million of repayments of the principal amount of the company's 5.125% notes due March 2021, and $12.5 million of net payments for short-term borrowings. The primary sources of cash from financing activities during the first quarter of 2021 were $154.7 million of net proceeds from long-term borrowings and $26.1 million of proceeds from the exercise of stock options.

The net amount of cash used for financing activities during the first quarter of 2020 was $529.9 million. The uses of cash from financing activities included $84.4 million of net payments from short-term borrowings, $288.6 million of net payments for long-term bank borrowings, and $159.0 million of repurchases of common stock. The primary source of cash from financing activities during the first quarter of 2020 was $2.0 million of proceeds from the exercise of stock options.

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at April 3, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.25% at April 3, 2021. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at April 3, 2021. The company had $55.0 million of outstanding borrowings under the revolving credit facility at April 3, 2021 and no outstanding borrowings under the revolving credit facility at December 31, 2020. During the first quarter of 2021 and 2020, the average daily balance outstanding under the revolving credit facility was $16.4 million and $21.3 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at April 3, 2021 and December 31, 2020, respectively. During the first quarter of 2021 and 2020, the average daily balance outstanding under the commercial paper program was $107.0 million and $192.1 million, respectively. The program had a weighted-average effective interest rate of .26% at April 3, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature to March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate, or a commercial paper rate, plus a spread (.45% at April 3, 2021), or an effective interest rate of .52% at April 3, 2021. The facility fee is .40% of the total borrowing capacity. At April 3, 2021, the company had $100.0 million of outstanding borrowings under the North American asset securitization program. At December 31, 2020, the company had no outstanding borrowings under the North American asset securitization program. During the first quarter of 2021 and 2020, the average daily balance outstanding under the North American asset securitization program was $293.8 million and $709.1 million, respectively.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 3, 2021, the company was in compliance with all such financial covenants.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at April 3, 2021 and December 31, 2020, respectively. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% at April 3, 2021. During the first quarter of 2021 and 2020, the average daily balance outstanding under the uncommitted lines of credit was $0.3 million and $15.2 million, respectively.

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

During March 2021, the company repaid $130.9 million principal amount of its 5.125% notes due March 2021.

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

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company's current committed and undrawn liquidity stands at over $3.4 billion in addition to $227.7 million of cash on hand at April 3, 2021. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2020. Since December 31, 2020, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•During the first quarter of 2021, the company repaid $130.9 million principal amount of its 5.125% notes due March 2021.

•During the first quarter of 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature in March 2024. The company had $100.0 million in outstanding borrowings under the North American asset securitization program at April 3, 2021 and no outstanding borrowings under the North American asset securitization program at December 31, 2020.

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of April 3, 2021 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	286,534	313,466
Total	$1,200,000	$886,534	$313,466

Off-Balance Sheet Arrangements

During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions on a monthly basis. The company may sell up to €400.0 million under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

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

The company continues servicing the receivables, which were sold, and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the first quarter of 2021 and 2020, the company sold approximately $517.0 million and $528.5 million of accounts receivables, respectively, to unaffiliated financial institutions under the EMEA asset securitization program.

Other amounts related to the EMEA asset securitization program consist of the following (in thousands):

	April 3, 2021	December 31, 2020
Receivables sold to unaffiliated financial institutions that were uncollected	$386,596	$397,914
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	678,520	551,843

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 3, 2021, the company was in compliance with all such financial covenants.

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

There were no significant changes during the first quarter of 2021 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2020.

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: potential adverse effects of the ongoing global COVID-19 pandemic, including actions taken to contain or mitigate the impact of COVID-19, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 3, 2021 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

There were no material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual
Report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended April 3, 2021 (in thousands except share and per share data):

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 30, 2021	241,365	$103.58	241,365	$438,457
January 31 through February 27, 2021	681,998	103.25	581,825	378,466
February 28 through April 3, 2021	622,362	104.77	620,411	313,466
Total	1,545,725		1,443,601

(a)Includes share repurchases under the share-repurchase program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)The difference between the “total number of shares purchased” and the “total number of shares purchased as part of publicly announced program” for the quarter ended April 3, 2021 is 102,124 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations. The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Exhibits

Exhibit Number	Exhibit

10(a)*
Amendment No. 33, dated as of March 18, 2021, to the Transfer and Administration Agreement dated as of March 21, 2001, reflecting original agreement and cumulative amendments (incorporated by reference to Exhibit 10.1 to the company’s Current Report on the Form 8-K filed with the SEC on March 24, 2021, Commission File No. 1-4482).

10(b)*
Form of Performance Stock Unit Award Agreement for the Executive Committee (as amended and restated through February 17, 2021), under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended and restated through December 8, 2020).

10(c)*
Form of Restricted Stock Unit Award Agreement for the Executive Committee (as amended and restated through February 17, 2021), under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended and restated through December 8, 2020).

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

ARROW ELECTRONICS, INC.

Date:	May 6, 2021	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer