Form 10-Q
period 2021-07-03
ARROW ELECTRONICS INC
filed 2021-08-05
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

There were 71,819,300 shares of Common Stock outstanding as of July 29, 2021.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Sales	$8,562,631	$6,606,494	$16,948,550	$12,987,911
Cost of sales	7,562,526	5,856,031	15,018,335	11,509,057
Gross profit	1,000,105	750,463	1,930,215	1,478,854
Operating expenses:
Selling, general, and administrative expenses	602,084	501,470	1,176,651	1,035,309
Depreciation and amortization	48,539	46,812	98,870	93,922
Impairments	4,482	4,918	4,482	4,918
Restructuring, integration, and other charges	4,478	650	10,187	9,788
	659,583	553,850	1,290,190	1,143,937
Operating income	340,522	196,613	640,025	334,917
Equity in earnings (losses) of affiliated companies	190	(283)	1,034	247
Gain (loss) on investments, net	6,726	10,901	9,519	(5,909)
Employee benefit plan expense, net	(1,438)	(1,173)	(2,668)	(2,282)
Interest and other financing expense, net	(30,685)	(31,867)	(64,341)	(75,135)
Income before income taxes	315,315	174,191	583,569	251,838
Provision for income taxes	74,113	40,854	135,139	68,746
Consolidated net income	241,202	133,337	448,430	183,092
Noncontrolling interests	561	533	1,468	785
Net income attributable to shareholders	$240,641	$132,804	$446,962	$182,307
Net income per share:
Basic	$3.27	$1.69	$6.02	$2.29
Diluted	$3.23	$1.68	$5.94	$2.28
Weighted-average shares outstanding:
Basic	73,693	78,677	74,294	79,527
Diluted	74,611	79,226	75,197	80,113

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Consolidated net income	$241,202	$133,337	$448,430	$183,092
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	13,699	36,636	(48,222)	(40,707)
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	223	(2,031)	5,529	13,946
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(19,360)	15	16,992	(28,382)
Employee benefit plan items, net of taxes	1,148	(2,374)	982	(126)
Other comprehensive income (loss)	(4,290)	32,246	(24,719)	(55,269)
Comprehensive income	236,912	165,583	423,711	127,823
Less: Comprehensive income attributable to non-controlling interests	1,011	784	65	794
Comprehensive income attributable to shareholders	$235,901	$164,799	$423,646	$127,029

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$244,070	$373,615
Accounts receivable, net	8,846,715	9,205,343
Inventories	3,636,082	3,287,308
Other current assets	355,757	286,633
Total current assets	13,082,624	13,152,899
Property, plant, and equipment, at cost:
Land	5,691	7,940
Buildings and improvements	184,676	207,614
Machinery and equipment	1,530,544	1,553,371
	1,720,911	1,768,925
Less: Accumulated depreciation and amortization	(993,500)	(969,320)
Property, plant, and equipment, net	727,411	799,605
Investments in affiliated companies	68,937	76,358
Intangible assets, net	214,261	233,819
Goodwill	2,106,182	2,115,469
Other assets	643,358	675,761
Total assets	$16,842,773	$17,053,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,625,844	$7,937,889
Accrued expenses	1,089,866	1,034,361
Short-term borrowings, including current portion of long-term debt	356,986	158,633
Total current liabilities	9,072,696	9,130,883
Long-term debt	1,884,393	2,097,940
Other liabilities	661,223	676,136
Commitments and contingencies (Note J)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2021 and 2020
Issued - 125,424 shares in both 2021 and 2020	125,424	125,424
Capital in excess of par value	1,175,470	1,165,850
Treasury stock (53,286 and 50,581 shares in 2021 and 2020, respectively), at cost	(3,134,484)	(2,776,821)
Retained earnings	7,126,713	6,679,751
Accumulated other comprehensive loss	(128,201)	(104,885)
Total shareholders’ equity	5,164,922	5,089,319
Noncontrolling interests	59,539	59,633
Total equity	5,224,461	5,148,952
Total liabilities and equity	$16,842,773	$17,053,911

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Consolidated net income	$448,430	$183,092
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	98,870	93,922
Amortization of stock-based compensation	21,967	22,317
Equity in earnings of affiliated companies	(1,034)	(247)
Deferred income taxes	12,069	46,345
Impairments	4,482	4,918
Loss (gain) on investments, net	(9,519)	5,925
Other	1,651	48
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable, net	283,042	446,168
Inventories	(370,212)	52,927
Accounts payable	(277,663)	(51,027)
Accrued expenses	83,102	71,043
Other assets and liabilities	(18,341)	9,679
Net cash provided by operating activities	276,844	885,110
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(41,109)	(59,542)
Proceeds from sale of property, plant, and equipment	22,171	—
Other	—	(5,466)
Net cash used for investing activities	(18,938)	(65,008)
Cash flows from financing activities:
Change in short-term and other borrowings	(14,831)	(7,189)
Proceeds from (repayments of) long-term bank borrowings, net	134,241	(411,690)
Redemption of notes	(130,860)	(209,366)
Proceeds from exercise of stock options	41,317	3,730
Repurchases of common stock	(411,327)	(231,739)
Settlement of forward-starting interest rate swap	—	(48,378)
Other	(159)	(141)
Net cash used for financing activities	(381,619)	(904,773)
Effect of exchange rate changes on cash	(5,832)	(9,604)
Net decrease in cash and cash equivalents	(129,545)	(94,275)
Cash and cash equivalents at beginning of period	373,615	300,103
Cash and cash equivalents at end of period	$244,070	$205,828

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446
Consolidated net income	—	—	—	240,641	—	561	241,202
Other comprehensive income (loss)	—	—	—	—	(4,740)	450	(4,290)
Amortization of stock-based compensation	—	8,744	—	—	—	—	8,744
Shares issued for stock-based compensation awards	—	172	15,054	—	—	—	15,226
Repurchases of common stock	—	—	(250,708)	—	—	—	(250,708)
Distributions	—	—	—	—	—	(159)	(159)
Balance at July 3, 2021	$125,424	$1,175,470	$(3,134,484)	$7,126,713	$(128,201)	$59,539	$5,224,461

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

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2020 (a)	$894,975	$1,220,494	$2,115,469
Foreign currency translation adjustment	(5,812)	(3,475)	(9,287)
Balance as of July 3, 2021 (a)	$889,163	$1,217,019	$2,106,182

(a)     The total carrying value of goodwill as of July 3, 2021 and December 31, 2020 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of July 3, 2021:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$330,587	$(167,177)	$163,410
Amortizable trade name	8 years	74,000	(23,149)	50,851
		$404,587	$(190,326)	$214,261

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

During the second quarter of 2021 and 2020, the company recorded amortization expense related to identifiable intangible assets of $9,316 and $9,734, respectively. During the first six months of 2021 and 2020, amortization expense related to identifiable intangible assets was $18,642 and $19,689, respectively.

Note C – Investments in Affiliated Companies

The company owns a 50% interest in each of the two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	July 3, 2021	December 31, 2020
Marubun/Arrow	$57,921	$65,943
Other	11,016	10,415
	$68,937	$76,358

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Marubun/Arrow	$35	$(217)	$892	$228
Other	155	(66)	142	19
	$190	$(283)	$1,034	$247

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of July 3, 2021 and December 31, 2020.

Note D – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 3, 2021	December 31, 2020
Accounts receivable	$8,928,335	$9,298,135
Allowances for doubtful accounts	(81,620)	(92,792)
Accounts receivable, net	$8,846,715	$9,205,343

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Changes in the allowance for doubtful accounts consists of the following:

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance at beginning of period	$92,792	$69,433
Effect of adoption of ASU No. 2016-13	—	47,011
Charged to income	1,544	19,475
Translation Adjustments	(536)	(1,817)
Writeoffs	(12,180)	(35,210)
Balance at end of period	$81,620	$98,892

The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of July 3, 2021. The global economic impact from COVID-19 may adversely affect the credit condition of some customers. The impact of COVID-19 on customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

During 2020, the company entered into an EMEA (Europe, the Middle East, and Africa) asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held by Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables, which were sold, and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

During the second quarter and first six months of 2021 and 2020, the company sold approximately $545,221 and $1,062,263, and $448,913 and $977,366, respectively, of accounts receivables to unaffiliated financial institutions under the EMEA asset securitization program.

Other amounts related to the EMEA asset securitization program consist of the following:

	July 3, 2021	December 31, 2020
Receivables sold to unaffiliated financial institutions that were uncollected	$400,684	$397,914
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	655,451	551,843

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 3, 2021, the company was in compliance with all such financial covenants.

Note E – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	July 3, 2021	December 31, 2020
5.125% notes, due March 2021	$—	$130,836
3.50% notes, due April 2022	349,345	—
Other short-term borrowings	7,641	27,797
	$356,986	$158,633

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 1.67% and 1.73% at July 3, 2021 and December 31, 2020, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at July 3, 2021 and December 31, 2020. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% and 1.53% at July 3, 2021 and December 31, 2020, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at July 3, 2021 and December 31, 2020. The program had a weighted-average effective interest rate of .28% and .30% at July 3, 2021 and December 31, 2020, respectively.

Long-term debt consists of the following:

	July 3, 2021	December 31, 2020
North American asset securitization program	$135,000	$—
3.50% notes, due 2022	—	348,918
4.50% notes, due 2023	298,989	298,701
3.25% notes, due 2024	496,542	496,034
4.00% notes, due 2025	347,325	346,999
7.50% senior debentures, due 2027	109,980	109,939
3.875% notes, due 2028	495,520	495,223
Other obligations with various interest rates and due dates	1,037	2,126
	$1,884,393	$2,097,940
The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	July 3, 2021	December 31, 2020
3.50% notes, due 2022	$—	$360,500
4.50% notes, due 2023	315,500	321,500
3.25% notes, due 2024	532,500	540,500
4.00% notes, due 2025	380,500	383,000
7.50% senior debentures, due 2027	140,000	140,000
3.875% notes, due 2028	561,000	564,000

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 3.50% notes due April 2022, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes, including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at July 3, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.24% at July 3, 2021. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at July 3, 2021. The company had no outstanding borrowings under the revolving credit facility at July 3, 2021 and December 31, 2020, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1,200,000 to $1,250,000 and extended its term to mature in March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.45% at July 3, 2021), or an effective interest rate of .56% at July 3, 2021. The facility fee is .40% of the total borrowing capacity.

The company had $135,000 in outstanding borrowings under the North American asset securitization program at July 3, 2021, which was included in “Long-term debt” in the company’s consolidated balance sheets. There was no outstanding borrowings under the North American asset securitization program at December 31, 2020. Total collateralized accounts receivable of approximately $2,168,900 and $2,207,700 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at July 3, 2021 and December 31, 2020, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 3, 2021, the company was in compliance with all such financial covenants.

During March 2021, the company repaid $130,860 principal amount of its 5.125% notes due March 2021.

During April 2020, the company repaid $209,366 principal amount of its 6.00% notes due April 2020.

In the normal course of business, certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables, and the receivables are removed from the company’s consolidated balance sheets.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Interest and other financing expense, net, includes interest and dividend income of $3,745 and $7,851 for the second quarter and first six months of 2021, respectively and $3,461 and $13,426 for the second quarter and first six months of 2020, respectively.

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
Level 3    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The following table presents assets (liabilities) measured at fair value on a recurring basis at July 3, 2021:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$5,338	$—	$—	$5,338
Equity investments (b)	Other assets	54,730	—	—	54,730
Interest rate swaps designated as cash flow hedges	Other assets	—	43,085	—	43,085
Foreign exchange contracts designated as net investment hedges	Other assets	—	24,444	—	24,444
		$60,068	$67,529	$—	$127,597

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$6,062	$—	$—	$6,062
Equity investments (b)	Other assets	45,879	—	—	45,879
Interest rate swaps designated as cash flow hedges	Other assets	—	20,983	—	20,983
Foreign exchange contracts designated as net investment hedges	Other assets	—	12,760	—	12,760
		$51,941	$33,743	$—	$85,684

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $3,840 and $5,241 for the second quarter and first six months of 2021, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $4,964 and unrealized loss of $5,031 for the second quarter and first six months of 2020, respectively, on equity securities held at the end of the quarter.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Gains and losses on interest rate swaps are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each derivative based on observable inputs, including interest rate curves and credit spreads.

At July 3, 2021 and December 31, 2020, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025
May 2020	June 2022	$300,000	0.90%	Jan 2021 - Jun 2023

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”). The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge to manage the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company terminated the 2019 swaps for a cash payment of $48,378, which was reported in the “cash flows from financing activities” section of the consolidated statements of cash flows. During the first six months of 2020, losses of $1,194, before taxes, were reclassified from “Accumulated other comprehensive loss” (“AOCI”) to “Interest and other financing expense, net” related to forecasted cash flows that were deemed no longer probable to occur. At July 3, 2021 losses of $34,751, net of taxes, remained in AOCI related to the 2019 swaps.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, Canadian Dollar, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at July 3, 2021 and December 31, 2020 was $1,109,433 and $914,930, respectively.

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

At July 3, 2021 and December 31, 2020 the company had foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below:

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

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Six Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,201	$2,201	$4,402	$4,402
Interest rate swaps, cash flow hedge	Interest Expense	(356)	(338)	(707)	(1,867)
Total		$1,845	$1,863	$3,695	$2,535
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$1,895	$(361)	$8,873	$17,286
Interest rate swaps, cash flow hedge		(19,620)	(243)	$16,465	$(29,799)
Total		$(17,725)	$(604)	$25,338	$(12,513)
(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.

(b)Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss) (net of tax) of $4,318 and $519 for the second quarter of 2021 and 2020, respectively, and $(773) and $18,513 for the six months ended July 3, 2021 and June 27, 2020, respectively.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note G – Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Restructuring and integration charges - current period actions	$5,161	$1,284	$10,011	$4,989
Restructuring and integration charges (credits) - actions taken in prior periods	94	(2,054)	1,494	(533)
Other charges (credits)	(777)	1,420	(1,318)	5,332
	$4,478	$650	$10,187	$9,788

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $12,433 and $9,735 at July 3, 2021 and December 31, 2020, respectively. During the second quarter and first six months of 2021, the company made $4,638 and $8,747 of payments related to restructuring and integration accruals. Substantially all amounts accrued at July 3, 2021, and all restructuring and integration charges for the first six months of 2021, relate to the termination of personnel and are expected to be spent in cash within two years.

Note H – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income attributable to shareholders	$240,641	$132,804	$446,962	$182,307
Weighted-average shares outstanding - basic	73,693	78,677	74,294	79,527
Net effect of various dilutive stock-based compensation awards	918	549	903	586
Weighted-average shares outstanding - diluted	74,611	79,226	75,197	80,113
Net income per share:
Basic	$3.27	$1.69	$6.02	$2.29
Diluted (a)	$3.23	$1.68	$5.94	$2.28

(a)Stock-based compensation awards for the issuance of 2,903 and 1,741 shares for the second quarter and first six months of 2021 and 1,625 and 1,471 shares for the second quarter and first six months of 2020, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note I – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign Currency Translation Adjustment and Other:
Other comprehensive gain (loss) before reclassifications (a)	$13,594	$36,940	$(45,954)	$(40,267)
Amounts reclassified into income	(345)	(555)	(865)	(449)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications	1,895	(361)	8,873	17,286
Amounts reclassified into income	(1,672)	(1,670)	(3,344)	(3,340)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	(19,620)	(243)	16,465	(29,799)
Amounts reclassified into income	260	258	527	1,417
Employee Benefit Plan Items, Net:
Amounts reclassified into income	1,148	(2,374)	982	(126)
Net change in Accumulated other comprehensive income (loss)	$(4,740)	$31,995	$(23,316)	$(55,278)

(a)     Includes intra-entity foreign currency transactions that are of a long-term investment nature of $1,360 and $(1,237) for the second quarter and first six months of 2021 and $(5,183) and $4,134 for the second quarter and first six months of 2020, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of July 3, 2021:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	536,533	63,467
Total	$1,200,000	$1,136,533	$63,467

On July 21, 2021, the company's Board approved an additional $600,000 share-repurchase program.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway, and the extent and timing of future testing and further remediation procedures will be dependent on the outcome of the results of testing currently being performed. Approximately $7,500 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $3,000 and $11,000.

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

Approximately $77,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $4,700 to $17,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In the second quarter and first six months of 2021, the company received $8,166 and $12,477, respectively, in settlement funds in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014. These amounts were recorded within “Selling, general, and administrative expenses” in the company’s consolidated statements of operations. The company has related on-going disputes with other manufacturers and may receive additional funds in the future. The company is unable to estimate additional amounts that may be received in the future and as such has not recorded a receivable at this time.

During the second quarter of 2020, the company recorded reserves and other adjustments of approximately $32,700 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Components:
Americas	$1,970,756	$1,488,901	$3,671,929	$3,041,699
EMEA	1,490,662	1,118,417	3,059,264	2,428,407
Asia/Pacific	3,149,343	2,113,937	6,322,821	3,801,750
Global components	$6,610,761	$4,721,255	$13,054,014	$9,271,856

ECS:
Americas	$1,167,355	$1,223,256	$2,318,693	$2,351,944
EMEA	784,515	661,983	1,575,843	1,364,111
Global ECS	$1,951,870	$1,885,239	$3,894,536	$3,716,055
Consolidated (a)	$8,562,631	$6,606,494	$16,948,550	$12,987,911
(a)Includes sales related to the United States of $2,830,071 and $5,328,069 for the second quarter and first six months of 2021 and $2,463,885 and $4,875,972 for the second quarter and first six months of 2020, respectively.

Operating income, by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating income (loss):
Global components (a)	$327,036	$181,836	$616,419	$346,603
Global ECS (b)	81,099	72,921	158,458	115,354
Corporate (c)	(67,613)	(58,144)	(134,852)	(127,040)
Consolidated	$340,522	$196,613	$640,025	$334,917

(a)Global components operating income includes $8,166 and $12,477 related to proceeds from legal settlements for the second quarter and first six months of 2021, respectively (Refer to Note J). Global components operating income for the second quarter of 2021 includes $4,482 in impairment charges related to various long lived assets.

(b)Global ECS operating income includes reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies for the first six months of 2020. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. Global ECS operating income for the second quarter of 2020 includes $4,918 in impairment charges related to various long-lived assets.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(c)Corporate operating income includes restructuring, integration, and other charges of $4,478 and $10,187 for the second quarter and first six months of 2021 and $650 and $9,788 for the second quarter and first six months of 2020, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: potential adverse effects of the ongoing global COVID-19 pandemic, including actions taken to contain or mitigate the impact of COVID-19, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause Arrow Electronics, Inc.'s (the “company”) future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers, and managed service providers through its global ECS business segment. For the second quarter of 2021, approximately 77% of the company’s sales were from the global components business segment, and approximately 23% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2021 increased by 29.6% and 30.5%, respectively, compared with the year-earlier periods. The increase for the second quarter of 2021 was driven by a 40.0% increase in the global components business segment sales and a 3.5% increase in the global ECS business segment sales. The increase for the first six months of 2021 was driven by a 40.8% increase in the global components business segment sales and a 4.8% increase in the global ECS business segment sales. Adjusted for the change in foreign currencies, non-GAAP consolidated sales increased 25.5% and 26.4% for the second quarter and first six months of 2021, respectively, compared with the year-earlier periods.

The company reported net income attributable to shareholders of $240.6 million and $447.0 million in the second quarter and first six months of 2021, respectively, compared with $132.8 million and $182.3 million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Second quarters of 2021 and 2020:

•restructuring, integration, and other charges of $4.5 million in 2021 and $0.7 million in 2020;
•identifiable intangible asset amortization of $9.3 million in 2021 and $9.7 million in 2020;
•impairments of long-lived assets of $4.5 million in 2021 and $4.9 million in 2020;

•gains from wind down of business of $11.8 million in 2020;
•Arrow Financing Solutions (“AFS”) notes receivable reserves of $0.2 million in 2020; and
•net gain on investments of $6.7 million in 2021 and net gain on investments of $10.9 million in 2020.

First six months of 2021 and 2020:

•restructuring, integration, and other charges of $10.2 million in 2021 and $9.8 million in 2020;
•identifiable intangible asset amortization of $18.6 million in 2021 and $19.7 million in 2020;
•impairments of long-lived assets of $4.5 million in 2021 and $4.9 million in 2020;
•gains from wind down of business of $11.8 million in 2020;
•AFS notes receivable recoveries of $0.7 million in 2020;
•tax expense related to legislation changes of $3.6 million in 2020; and
•net gain on investments of $9.5 million in 2021 and net loss on investments of $5.9 million in 2020.

Excluding the aforementioned items, non-GAAP net income attributable to shareholders for the second quarter and first six months of 2021 increased to $249.3 million and $464.9 million, respectively, compared with $126.1 million and $205.0 million in the year-earlier periods. Net income in the second quarter of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the global ECS business.

Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to create significant macroeconomic uncertainty, volatility and disruption, including supply constraints, extended lead times, and unpredictability across many markets. Supply chain constraints are being caused by shortages in electronics components markets and supply chain logistical issues resulting in extended lead times and unpredictability, which has impacted the business. Despite these challenges, to date the company has efficiently managed the global supply chain requirements of customers and suppliers, and as a result, during the second quarter of 2021 the company's global components business benefited from rising demand and higher prices for certain products leading to improved profit margins globally.

Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. The extent to which COVID-19 will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis, and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. These future developments are highly uncertain and cannot be predicted with confidence. The global economic impact from COVID-19 may adversely affect the company's results of operations in the future and may affect the credit condition of some customers, which could increase delays in customer payments and credit losses.

Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factors regarding the impacts of the COVID-19 pandemic included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Impact on Q3 2021

As a result of the supply chain constraints and timing of quarter end for the second quarter of 2021, we expect global components sales in the third quarter of 2021 to be slightly below second quarter 2021 sales.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales, non-GAAP gross profit, and non-GAAP operating expenses exclude the impact of changes in foreign currencies (referred to as “changes in foreign currencies”) by re-translating prior period results at current period foreign exchange rates; the impact of the company’s personal computer and mobility asset disposition business (referred to as “wind down”); and the impact of notes receivable recoveries related to the AFS business (referred to as “AFS notes receivable recoveries”).
•Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other charges, AFS notes receivable recoveries, impairments of long-lived assets, and the impact of wind down.
•Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges, AFS notes receivable recoveries, net gains and losses on investments, certain tax adjustments, impairments of long-lived assets, and the impact of wind down.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Consolidated sales, as reported	$8,563	$6,606	29.6%	$16,949	$12,988	30.5%
Impact of changes in foreign currencies	—	219		—	421
Non-GAAP consolidated sales	$8,563	$6,825	25.5%	$16,949	$13,409	26.4%

Global components sales, as reported	$6,611	$4,721	40.0%	$13,054	$9,272	40.8%
Impact of changes in foreign currencies	—	133		—	263
Non-GAAP global components sales	$6,611	$4,854	36.2%	$13,054	$9,535	36.9%

Global ECS sales, as reported	$1,952	$1,885	3.5%	$3,895	$3,716	4.8%
Impact of changes in foreign currencies	—	85		—	158
Non-GAAP global ECS sales	$1,952	$1,971	(1.0)%	$3,895	$3,874	0.5%

Consolidated sales for the second quarter and first six months of 2021 increased by $2.0 billion, or 29.6%, and $4.0 billion, or 30.5%, respectively, compared with the year-earlier periods. The increase for the second quarter of 2021 was driven by an increase in global components segment sales of $1.9 billion, or 40.0% and an increase in global ECS business segment sales of $66.6 million, or 3.5%. The increase for the first six months of 2021 was driven by an increase in global components segment sales of $3.8 billion, or 40.8%, and an increase in global ECS business segment sales of $178.5 million, or 4.8%. Non-GAAP consolidated sales, adjusted for the impact of changes in foreign currencies, increased 25.5% and 26.4% for the second quarter and first six months of 2021, respectively, compared with the year-earlier periods.

The global components business capitalized on strong demand in all regions from higher sales volumes and favorable pricing in all regions. This was especially true in the Asia/Pacific region where sales for the second quarter and first six months of 2021 increased 49% and 66%, respectively. The Americas and EMEA regions each grew more than 20% during the second quarter of 2021 on both a GAAP and non-GAAP basis. Increases during the second quarter and first six months of 2021 related to many product lines, however the company noted particularly strong demand in the industrial, automotive, communications, consumer electronics, data networking, and the aerospace and defense verticals. Changes in foreign exchange rates contributed favorably to results in the EMEA and Americas regions during 2021.

Increases in sales for the global ECS business were primarily due to higher sales volumes driven by stronger demand for information technology hardware and storage. Results in Q2 2021 were negatively impacted by minor supply chain constraints with certain products that the company anticipates resolving during the third quarter.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Consolidated gross profit, as reported	$1,000	$750	33.3%	$1,930	$1,479	30.5%
Impact of changes in foreign currencies	—	29		—	57
Impact of wind down	—	(11)		—	(11)
Non-GAAP consolidated gross profit*	$1,000	$769	30.1%	$1,930	$1,525	26.5%
Consolidated gross profit as a percentage of sales, as reported	11.7%	11.4%	30 bps	11.4%	11.4%	flat
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	11.7%	11.3%	40 bps	11.4%	11.4%	flat
* The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $1.0 billion and $1.9 billion in the second quarter and first six months of 2021, respectively, compared with $750.5 million and $1.5 billion in the year-earlier periods. During the second quarter and first six months of 2021, gross profit increased 33.3% and 30.5%, respectively on a GAAP basis, and 30.1% and 26.5%, respectively, on a non-GAAP basis, compared with the year-earlier periods. Gross profit margins in the second quarter increased by approximately 30 bps and 40 bps on a GAAP and non-GAAP basis respectively, and were flat for the first six months of 2021, compared with the year-earlier periods. The increases in gross profit margins during the second quarter are significant given the shift in regional mix to more Asia/Pacific components sales, which generally have a lower gross profit margin than components sales in the EMEA and Americas regions, contributing 48% of global components sales for the second quarter and first six months of 2021, compared with 45% and 41% of global components sales for the year-earlier periods. This result is largely due to significant improvements in pricing and margins during the second quarter in both the Asia/Pacific and Americas regions, due in part to the current market conditions and the global supply chain issues discussed above. Growing demand in services offerings globally continued to have a positive impact on gross margins during the second quarter and first six months of 2021 compared with the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Selling, general, and administrative expenses, as reported	$602	$501	20.1%	$1,177	$1,035	13.7%
Depreciation and amortization, as reported	49	47	3.7%	99	94	5.3%
Operating expenses, as reported	$651	$548	18.7%	$1,276	$1,129	13.0%
Impact of changes in foreign currencies	—	20		—	35
Impact of wind down	—	1		—	1
AFS notes receivable recoveries	—	—		—	1
Non-GAAP operating expenses*	$651	$570	14.2%	$1,276	$1,166	9.4%
Operating expenses as a percentage of sales, as reported	7.6%	8.3%	(70) bps	7.5%	8.7%	(120) bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.6%	8.3%	(70) bps	7.5%	8.7%	(120) bps
*The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $100.6 million, or 20.1%, and $141.3 million, or 13.7%, in the second quarter and first six months of 2021, respectively, on a sales increase of 29.6% and 30.5% compared with the year-earlier periods. In the second quarter and first six months of 2021, the company received $8.2 million and $12.5 million, respectively, in settlement funds in connection with certain class action claims (Refer to Note J), which were recorded within selling, general, and administrative expenses. Depreciation and amortization expense as a percentage of operating expenses was 7.5% and 7.8% for the second quarter and first six months of 2021, respectively, compared with 8.5% and 8.3% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.3 million and $18.6 million for the second quarter and first six months of 2021, respectively, compared to $9.7 million and $19.7 million in the year-earlier periods.

The decreases in operating expense as a percentage of sales relate primarily to operating leverage the company generates when sales are growing and the settlement funds discussed above. These were partially offset by investments to grow the company's sales force, higher variable costs, and some increased costs related to the global supply chain environment.

Non-GAAP operating expenses increased 14.2% and 9.4% for the second quarter and first six months of 2021, respectively, compared with the year-earlier periods. Non-GAAP operating expense, as a percentage of non-GAAP sales, decreased 70 bps and 120 bps for the second quarter and first six months of 2021, respectively, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The company recorded restructuring, integration, and other charges of $4.5 million and $10.2 million, and $0.7 million and $9.8 million for the second quarter and first six months of 2021 and 2020, respectively.

As of July 3, 2021, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note G, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Consolidated operating income, as reported	$341	$197	73.2%	$640	$335	91.1%
Identifiable intangible asset amortization	9	10		19	20
Restructuring, integration, and other charges	4	1		10	10
AFS notes receivable recoveries	—	—		—	(1)
Impairments	4	5		4	5
Impact of wind down	—	(12)		—	(12)
Non-GAAP consolidated operating income*	$359	$200	79.1%	$673	$357	88.7%
Consolidated operating income as a percentage of sales, as reported	4.0%	3.0%	100 bps	3.8%	2.6%	120 bps
Non-GAAP consolidated operating income, as a percentage of sales, excluding wind down	4.2%	3.0%	120 bps	4.0%	2.7%	130 bps
* The sum of the components of non-GAAP consolidated operating income may not agree to totals, as presented, due to rounding.

The company recorded operating income of $340.5 million, or 4.0% of sales, and operating income of $640.0 million, or 3.8% of sales, in the second quarter and first six months of 2021, respectively, compared with operating income of $196.6 million, or 3.0% of sales, and operating income of $334.9 million, or 2.6% of sales, in the year-earlier periods. Non-GAAP operating income was $358.8 million, or 4.2% of sales, and $673.3 million, or 4.0% of sales, in the second quarter and first six months of 2021 compared with non-GAAP operating income of $200.3 million, or 3.0% of sales, and $356.8 million, or 2.7% of sales, in the year-earlier periods.

Non-GAAP operating income, as a percentage of sales, increased 120 bps and 130 bps for the second quarter and first six months of 2021, respectively, primarily due to increases in sales volumes and prices from the global components business, the greater operating expense leverage from higher sales volumes in all regions, partially offset by the impact to gross profit resulting from a shift in regional mix. The increase in operating margins is also impacted by reserves and other adjustments related to foreign tax and other loss contingencies recorded within the global ECS business during the first quarter of 2020 (Refer to Note J). These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. During the second quarter and first six months of 2021, respectively, changes in foreign currencies had positive impacts on operating income of approximately $8.4 million and $21.0 million when compared to the year-earlier periods.

Gain (Loss) on Investments, Net

During the second quarter and first six months of 2021 and 2020, respectively, the company recorded a gain of $6.7 million and $9.5 million and a gain of $10.9 million and loss of $5.9 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $30.7 million and $64.3 million for the second quarter and first six months of 2021, respectively, compared with $31.9 million and $75.1 million in the year-earlier periods. The decrease for the second quarter and first six months of 2021 primarily relates to lower borrowings and interest rates on short term credit facilities, partially offset by a decrease in interest income. The decrease in interest income is primarily attributable to lower average cash balances and lower interest rates within the company's cash pooling arrangements.

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

For the second quarter and first six months of 2021, the company recorded a provision for income taxes of $74.1 million and $135.1 million, respectively, an effective tax rate of 23.5% and 23.2%, compared to a provision of $40.9 million and $68.7 million, an effective tax rate of 23.5% and 27.3% during the second quarter and first six months of 2020, respectively. The company’s non-GAAP effective tax rate for the second quarter and first six months of 2021 was 23.5% and 23.2%, respectively, compared to a non-GAAP effective tax rate of 24.1% and 26.3% for the second quarter and first six months of 2020, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 23.5% and 27.3% for the second quarter and first six months of 2020, respectively, to 23.5% and 23.2% for the second quarter and first six months of 2021, respectively, is primarily driven by discrete items, such as the out-of-period tax contingencies, and changes in the mix of tax jurisdictions where taxable income is generated. The non-GAAP effective tax rate for the first six months of 2020 includes approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income attributable to shareholders, as reported	$241	$133	$447	$182
Identifiable intangible asset amortization*	9	10	18	19
Restructuring, integration, and other charges	4	1	10	10
(Gain) loss on investments, net	(7)	(11)	(10)	6
AFS notes receivable recoveries	—	—	—	(1)
Impairments	4	5	4	5
Impact of wind down	—	(12)	—	(12)
Tax effect of adjustments above	(3)	1	(6)	(8)
Impact of tax legislation changes	—	—	—	4
Non-GAAP net income attributable to shareholders**	$249	$126	$465	$205
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $240.6 million and $447.0 million in the second quarter and first six months of 2021, respectively, compared with $132.8 million and $182.3 million in the year-earlier periods. Non-GAAP net income attributable to shareholders was $249.3 million and $464.9 million for the second quarter and first six months of 2021, respectively, compared with $126.1 million and $205.0 million in the year-earlier periods. During the second quarter and first six months of 2021, changes in foreign currencies had positive impacts on net income of approximately $6.0 million and $15.5 million when compared to the year-earlier periods.

Liquidity and Capital Resources

At July 3, 2021 and December 31, 2020, the company had cash and cash equivalents of $244.1 million and $373.6 million, respectively, of which $234.6 million and $140.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.3 billion are available for distribution in future periods as of July 3, 2021. The company continues to indefinitely reinvest the residual $2.0 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first six months of 2021, the net amount of cash provided by the company’s operating activities was $276.8 million, the net amount of cash used for investing activities was $18.9 million, and the net amount of cash used for financing activities was $381.6 million. The effect of exchange rate changes on cash was a decrease of $5.8 million.

During the first six months of 2020, the net amount of cash provided by the company’s operating activities was $885.1 million, the net amount of cash used for investing activities was $65.0 million, and the net amount of cash used for financing activities was $904.8 million. The effect of exchange rate changes on cash was a decrease of $9.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 74.1% at July 3, 2021 and 73.3% at December 31, 2020.

The net amount of cash provided by the company’s operating activities during the first six months of 2021 and 2020 was $276.8 million and $885.1 million, respectively. The change relates primarily to income from operations offset by the timing of payments.

The change in cash provided by operating activities during 2021, compared to the year earlier period, relates primarily to the timing of payments, increasing growth in customer demand in certain regions, and a corresponding increase in working capital, including inventory, which is consistent with the company's historical counter-cyclical cash flow in which the company generates less cash flow in periods of increased demand.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 14.2% in the second quarter of 2021 compared with 16.7% in the second quarter of 2020.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2021 was $18.9 million. The primary source of cash from investing activities was $22.2 million of proceeds from the sale of a distribution warehouse in the EMEA region. The primary use of cash for investing activities included $41.1 million for capital expenditures. Capital expenditures for the first six months of 2021 primarily include expenditures related to investments in internally developed software and website functionality and the build out of the company's distribution centers.

The net amount of cash used for investing activities during the first six months of 2020 was $65.0 million. The primary use of cash from investing activities included $59.5 million for capital expenditures. Capital expenditures for the first six months of 2020 include expenditures related to the build out of the company's distribution centers and investments in internally developed software.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2021 was $381.6 million. The uses of cash from financing activities included $411.3 million of repurchases of common stock, $130.9 million of repayments of the principal amount of the company's 5.125% notes due March 2021, and $14.8 million of net payments for short-term borrowings. The primary sources of cash from financing activities during the second quarter of 2021 were $134.2 million of net proceeds from long-term borrowings and $41.3 million of proceeds from the exercise of stock options.

The net amount of cash used for financing activities during the first six months of 2020 was $904.8 million. The uses of cash from financing activities included $7.2 million of net payments from short-term borrowings, $411.7 million of net payments for long-term bank borrowings, $48.4 million of payments upon the settlement of forward starting interest rate swaps, $209.4 million of repayments of the principal amount of the company's 6.00% notes due April 2020, and $231.7 million of repurchases of common stock. The primary source of cash from financing activities during the second quarter of 2020 was $3.7 million of proceeds from the exercise of stock options.

The company has a $2.0 billion revolving credit facility maturing in December 2023. This facility may be used by the company for general corporate purposes, including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.18% at July 3, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.24% at July 3, 2021. The facility fee, which is based on the company’s credit ratings, was .20% of the total borrowing capacity at July 3, 2021. The company had no outstanding borrowings under the revolving credit facility at July 3, 2021 and December 31, 2020, respectively. During the first six months of 2021 and 2020, the average daily balance outstanding under the revolving credit facility was $12.5 million and $24.0 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at July 3, 2021 and December 31, 2020, respectively. During the first six months of 2021 and 2020, the average daily balance outstanding under the commercial paper program was $171.4 million and $94.4 million, respectively. The program had a weighted-average effective interest rate of .28% at July 3, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature to March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate, or a commercial paper rate, plus a spread (.45% at July 3, 2021), or an effective interest rate of .56% at July 3, 2021. The facility fee is .40% of the total borrowing capacity. At July 3, 2021, the company had $135.0 million of outstanding borrowings under the North American asset securitization program. At December 31, 2020, the company had no outstanding borrowings under the North American asset securitization program. During the first six months of 2021 and 2020, the average daily balance outstanding under the North American asset securitization program was $280.6 million and $509.9 million, respectively.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 3, 2021, the company was in compliance with all such financial covenants.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at July 3, 2021 and December 31, 2020, respectively. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% at July 3, 2021. During the first six months of 2021 and 2020, the average daily balance outstanding under the uncommitted lines of credit was $0.2 million and $10.0 million, respectively.

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”), which locked in an average treasury rate of 2.33% on a total aggregate notional amount of $300.0 million. The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge managing the risk of variability in interest rates of future expected debt issuance by June 2023.

In April 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “April 2020 swaps”), which locked in an average swap rate of 0.97% on a total aggregate notional amount of $300.0 million and expire in December 2024. The April 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by December 2025.

In May 2020, the company entered into a series of ten-year forward-starting interest rate swaps (the “May 2020 swaps”), which locked in an average swap rate of 0.90% on a total aggregate notional amount of $300.0 million and expire in June 2022. The May 2020 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2023.

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

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company's current committed and undrawn liquidity stands at over $3.4 billion in addition to $244.1 million of cash on hand at July 3, 2021. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

•During the first quarter of 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature in March 2024. The company had $135.0 million in outstanding borrowings under the North American asset securitization program at July 3, 2021 and no outstanding borrowings under the North American asset securitization program at December 31, 2020.

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of July 3, 2021 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	536,533	63,467
Total	$1,200,000	$1,136,533	$63,467

On July 21, 2021, the company's Board approved an additional $600,000 share-repurchase program.

Off-Balance Sheet Arrangements

During the first quarter of 2020, the company entered into an EMEA asset securitization program under which it will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions on a monthly basis. Refer to Note D "Accounts Receivables" of the Notes to the Consolidated Financial Statements for further discussion of the EMEA asset securitization program.

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

There were no significant changes during the second quarter of 2021 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 3, 2021 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of July 3, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended July 3, 2021 (in thousands except share and per share data):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
April 4 through May 1, 2021	214,937	$116.31	214,937	$288,467
May 2 through May 29, 2021	803,246	119.51	803,246	192,467
May 30 through July 3, 2021	1,100,682	117.19	1,100,682	63,467
Total	2,118,865		2,118,865

(a)As of July 3, 2021, the company was authorized to purchase up to $600,000 of the company's common stock under the share-repurchase program that was announced in July 2020, of which $536,533 had been utilized, the remaining $63,467 in the table represents the amount available to repurchase shares under the program as of July 3, 2021. On July 21, 2021, the company's Board approved an additional $600,000 share-repurchase program.

Item 6.    Exhibits

Exhibit Number	Exhibit

31(i)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 5, 2021	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)