Form 10-Q
period 2021-10-02
ARROW ELECTRONICS INC
filed 2021-11-04
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

There were 69,629,192 shares of Common Stock outstanding as of October 28, 2021.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Sales	$8,512,391	$7,231,260	$25,460,941	$20,219,171
Cost of sales	7,436,619	6,442,670	22,454,954	17,951,727
Gross profit	1,075,772	788,590	3,005,987	2,267,444
Operating expenses:
Selling, general, and administrative expenses	625,883	504,211	1,802,534	1,539,520
Depreciation and amortization	48,054	46,732	146,924	140,654
Impairments	—	2,305	4,482	7,223
Restructuring, integration, and other charges (credits)	(3,030)	(2,840)	7,157	6,948
	670,907	550,408	1,961,097	1,694,345
Operating income	404,865	238,182	1,044,890	573,099
Equity in earnings of affiliated companies	1,151	61	2,185	308
Gain (loss) on investments, net	1,386	2,726	10,905	(3,183)
Employee benefit plan (expense) credit, net	(1,256)	595	(3,924)	(1,687)
Interest and other financing expense, net	(32,667)	(30,461)	(97,008)	(105,596)
Income before income taxes	373,479	211,103	957,048	462,941
Provision for income taxes	82,929	44,707	218,068	113,453
Consolidated net income	290,550	166,396	738,980	349,488
Noncontrolling interests	523	336	1,991	1,121
Net income attributable to shareholders	$290,027	$166,060	$736,989	$348,367
Net income per share:
Basic	$4.05	$2.15	$10.04	$4.42
Diluted	$4.00	$2.13	$9.92	$4.39
Weighted-average shares outstanding:
Basic	71,671	77,390	73,426	78,807
Diluted	72,571	78,086	74,313	79,404

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Consolidated net income	$290,550	$166,396	$738,980	$349,488
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(47,385)	66,625	(95,607)	25,918
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	5,318	(10,021)	10,847	3,925
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	3,146	6,472	20,138	(21,910)
Employee benefit plan items, net of taxes	499	345	1,481	219
Other comprehensive income (loss)	(38,422)	63,421	(63,141)	8,152
Comprehensive income	252,128	229,817	675,839	357,640
Less: Comprehensive income (loss) attributable to non-controlling interests	(389)	1,581	(324)	2,375
Comprehensive income attributable to shareholders	$252,517	$228,236	$676,163	$355,265

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	October 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$215,932	$373,615
Accounts receivable, net	9,329,427	9,205,343
Inventories	3,834,988	3,287,308
Other current assets	345,317	286,633
Total current assets	13,725,664	13,152,899
Property, plant, and equipment, at cost:
Land	5,691	7,940
Buildings and improvements	188,205	207,614
Machinery and equipment	1,537,671	1,553,371
	1,731,567	1,768,925
Less: Accumulated depreciation and amortization	(1,026,172)	(969,320)
Property, plant, and equipment, net	705,395	799,605
Investments in affiliated companies	69,022	76,358
Intangible assets, net	204,458	233,819
Goodwill	2,090,248	2,115,469
Other assets	635,673	675,761
Total assets	$17,430,460	$17,053,911
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,005,207	$7,937,889
Accrued expenses	1,142,753	1,034,361
Short-term borrowings, including current portion of long-term debt	353,915	158,633
Total current liabilities	9,501,875	9,130,883
Long-term debt	2,039,761	2,097,940
Other liabilities	651,196	676,136
Commitments and contingencies (Note J)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2021 and 2020
Issued - 125,424 shares in both 2021 and 2020	125,424	125,424
Capital in excess of par value	1,183,009	1,165,850
Treasury stock (55,370 and 50,581 shares in 2021 and 2020, respectively), at cost	(3,380,984)	(2,776,821)
Retained earnings	7,416,740	6,679,751
Accumulated other comprehensive loss	(165,711)	(104,885)
Total shareholders’ equity	5,178,478	5,089,319
Noncontrolling interests	59,150	59,633
Total equity	5,237,628	5,148,952
Total liabilities and equity	$17,430,460	$17,053,911

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Consolidated net income	$738,980	$349,488
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	146,924	140,654
Amortization of stock-based compensation	29,606	28,602
Equity in earnings of affiliated companies	(2,185)	(308)
Deferred income taxes	9,354	38,976
Impairments	4,482	7,223
Loss (gain) on investments, net	(10,820)	3,198
Other	3,190	4,043
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable, net	(262,272)	533,570
Inventories	(581,766)	260,573
Accounts payable	136,329	(228,000)
Accrued expenses	174,583	29,154
Other assets and liabilities	4,685	(7,336)
Net cash provided by operating activities	391,090	1,159,837
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(62,285)	(89,555)
Proceeds from sale of property, plant, and equipment	22,171	—
Other	373	(14,582)
Net cash used for investing activities	(39,741)	(104,137)
Cash flows from financing activities:
Change in short-term and other borrowings	(15,986)	(86,155)
Proceeds from (repayments of) long-term bank borrowings, net	289,235	(411,362)
Redemption of notes	(130,860)	(209,366)
Proceeds from exercise of stock options	44,938	5,963
Repurchases of common stock	(661,548)	(384,750)
Settlement of forward-starting interest rate swap	—	(48,378)
Other	(159)	(141)
Net cash used for financing activities	(474,380)	(1,134,189)
Effect of exchange rate changes on cash	(34,652)	5,405
Net decrease in cash and cash equivalents	(157,683)	(73,084)
Cash and cash equivalents at beginning of period	373,615	300,103
Cash and cash equivalents at end of period	$215,932	$227,019

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446
Consolidated net income	—	—	—	240,641	—	561	241,202
Other comprehensive income (loss)	—	—	—	—	(4,740)	450	(4,290)
Amortization of stock-based compensation	—	8,744	—	—	—	—	8,744
Shares issued for stock-based compensation awards	—	172	15,054	—	—	—	15,226
Repurchases of common stock	—	—	(250,708)	—	—	—	(250,708)
Distributions	—	—	—	—	—	(159)	(159)
Balance at July 3, 2021	$125,424	$1,175,470	$(3,134,484)	$7,126,713	$(128,201)	$59,539	$5,224,461
Consolidated net income	—	—	—	290,027	—	523	290,550
Other comprehensive loss	—	—	—	—	(37,510)	(912)	(38,422)
Amortization of stock-based compensation	—	7,639	—	—	—	—	7,639
Shares issued for stock-based compensation awards	—	(100)	3,721	—	—	—	3,621
Repurchases of common stock	—	—	(250,221)	—	—	—	(250,221)
Balance at October 2, 2021	$125,424	$1,183,009	$(3,380,984)	$7,416,740	$(165,711)	$59,150	$5,237,628

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

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2020 (a)	$894,975	$1,220,494	$2,115,469
Foreign currency translation adjustment	(8,621)	(16,600)	(25,221)
Balance as of October 2, 2021 (a)	$886,354	$1,203,894	$2,090,248

(a)     The total carrying value of goodwill as of October 2, 2021 and December 31, 2020 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of October 2, 2021:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	12 years	$324,837	$(168,689)	$156,148
Amortizable trade name	8 years	74,000	(25,690)	48,310
		$398,837	$(194,379)	$204,458

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

During the third quarter of 2021 and 2020, the company recorded amortization expense related to identifiable intangible assets of $9,202 and $9,352, respectively. During the first nine months of 2021 and 2020, amortization expense related to identifiable intangible assets was $27,844 and $29,041, respectively.

Note C – Investments in Affiliated Companies

The company owns a 50% interest in each of the two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	October 2, 2021	December 31, 2020
Marubun/Arrow	$58,348	$65,943
Other	10,674	10,415
	$69,022	$76,358

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Marubun/Arrow	$805	$96	$1,697	$324
Other	346	(35)	488	(16)
	$1,151	$61	$2,185	$308

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of October 2, 2021 and December 31, 2020.

Note D – Accounts Receivable

Accounts receivable, net, consists of the following:

	October 2, 2021	December 31, 2020
Accounts receivable	$9,407,642	$9,298,135
Allowances for doubtful accounts	(78,215)	(92,792)
Accounts receivable, net	$9,329,427	$9,205,343

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Changes in the allowance for doubtful accounts consists of the following:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance at beginning of period	$92,792	$69,433
Effect of adoption of ASU No. 2016-13	—	47,011
Charged to income	5,760	22,139
Translation Adjustments	(1,164)	(1,215)
Writeoffs	(19,173)	(42,224)
Balance at end of period	$78,215	$95,144

The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of October 2, 2021. The global economic impact from COVID-19 may adversely affect the credit condition of some customers. The impact of COVID-19 on customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

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

Sales of accounts receivables to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
EMEA asset securitization, sales of accounts receivables	$546,125	$447,958	$1,608,388	$1,425,324

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

Other amounts related to the EMEA asset securitization program:

	October 2, 2021	December 31, 2020
Receivables sold to unaffiliated financial institutions that were uncollected	$418,696	$397,914
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	754,564	551,843

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 2, 2021, the company was in compliance with all such financial covenants.

Note E – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	October 2, 2021	December 31, 2020
5.125% notes, due March 2021	$—	$130,836
3.50% notes, due April 2022	349,561	—
Other short-term borrowings	4,354	27,797
	$353,915	$158,633

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 1.17% and 1.73% at October 2, 2021 and December 31, 2020, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at October 2, 2021 and December 31, 2020. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% and 1.53% at October 2, 2021 and December 31, 2020, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at October 2, 2021 and December 31, 2020. The program had a weighted-average effective interest rate of .28% and .30% at October 2, 2021 and December 31, 2020, respectively.

Long-term debt consists of the following:

	October 2, 2021	December 31, 2020
Revolving credit facility	$35,000	$—
North American asset securitization program	255,000	—
3.50% notes, due 2022	—	348,918
4.50% notes, due 2023	299,135	298,701
3.25% notes, due 2024	496,800	496,034
4.00% notes, due 2025	347,490	346,999
7.50% senior debentures, due 2027	110,000	109,939
3.875% notes, due 2028	495,671	495,223
Other obligations with various interest rates and due dates	665	2,126
	$2,039,761	$2,097,940
The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	October 2, 2021	December 31, 2020
3.50% notes, due 2022	$—	$360,500
4.50% notes, due 2023	313,500	321,500
3.25% notes, due 2024	531,000	540,500
4.00% notes, due 2025	378,500	383,000
7.50% senior debentures, due 2027	138,000	140,000
3.875% notes, due 2028	542,000	564,000

The carrying amount of the company’s short-term borrowings in various countries, revolving credit facility, 3.50% notes due April 2022, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In September 2021, the company amended its revolving credit facility and, among other things, extended its term to mature in September 2026. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.08% at October 2, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.22% at October 2, 2021. The facility fee, which is based on the company’s credit ratings, was .175% of the total borrowing capacity at October 2, 2021. The company had $35,000 in outstanding borrowings under the revolving credit facility at October 2, 2021 and no outstanding borrowings under the revolving credit facility at December 31, 2020.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1,200,000 to $1,250,000 and extended its term to mature in March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.45% at October 2, 2021), or an effective interest rate of .55% at October 2, 2021. The facility fee is .40% of the total borrowing capacity.

The company had $255,000 in outstanding borrowings under the North American asset securitization program at October 2, 2021, which was included in “Long-term debt” in the company’s consolidated balance sheets. There were no outstanding borrowings under the North American asset securitization program at December 31, 2020. Total collateralized accounts receivable of approximately $2,142,595 and $2,207,700 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at October 2, 2021 and December 31, 2020, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 2, 2021, the company was in compliance with all such financial covenants.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Interest and other financing expense, net, includes interest and dividend income of $4,040 and $11,891 for the third quarter and first nine months of 2021, respectively, and $4,673 and $18,099 for the third quarter and first nine months of 2020, respectively.

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
Level 3    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The following table presents assets measured at fair value on a recurring basis at October 2, 2021:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$5,886	$—	$—	$5,886
Equity investments (b)	Other assets	54,472	—	—	54,472
Interest rate swaps designated as cash flow hedges	Other assets	—	45,375	—	45,375
Foreign exchange contracts designated as net investment hedges	Other assets	—	33,650	—	33,650
		$60,358	$79,025	$—	$139,383

The following table presents assets measured at fair value on a recurring basis at December 31, 2020:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$6,062	$—	$—	$6,062
Equity investments (b)	Other assets	45,879	—	—	45,879
Interest rate swaps designated as cash flow hedges	Other assets	—	20,983	—	20,983
Foreign exchange contracts designated as net investment hedges	Other assets	—	12,760	—	12,760
		$51,941	$33,743	$—	$85,684

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $1,755 and $6,865 for the third quarter and first nine months of 2021, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $14 and unrealized loss of $4,993 for the third quarter and first nine months of 2020, respectively, on equity securities held at the end of the quarter.

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

At October 2, 2021 and December 31, 2020, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025
May 2020	June 2022	$300,000	0.90%	Jan 2021 - Jun 2023

In May 2019, the company entered into a series of ten-year forward-starting interest rate swaps (the “2019 swaps”). The 2019 swaps were designated as cash flow hedges managing the risk of variability in interest rates of future expected debt issuance by June 2020. In February 2020, the company determined that certain of the forecasted cash flows were no longer probable and de-designated the hedging relationship. In February 2020, the company re-designated the 2019 swaps in a new cash flow hedge to manage the risk of variability in interest rates of future expected debt issuance by June 2023. In May 2020, the company terminated the 2019 swaps for a cash payment of $48,378, which was reported in the “cash flows from financing activities” section of the consolidated statements of cash flows. During the third quarter and first nine months of 2021, losses of $1,493 before taxes, were reclassified from “Accumulated other comprehensive loss” ("AOCI") to "Interest and other financing expense, net" related to forecasted cash flows that were deemed no longer probable to occur. During the third quarter and first nine months of 2020, losses of $1,422 and $2,616, respectively, before taxes, were reclassified from AOCI to "Interest and other financing expense, net" related to forecasted cash flows that were deemed no longer probable to occur. At October 2, 2021 losses of $33,611, net of taxes, remained in AOCI related to the 2019 swaps.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at October 2, 2021 and December 31, 2020 was $1,028,616 and $914,930, respectively.

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

At October 2, 2021 and December 31, 2020 the company had foreign exchange contracts to sell Euro and buy United States Dollars, with various maturity dates as noted in the table below:

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

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Nine Months Ended
		October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,202	$2,202	$6,604	$6,604
Interest rate swaps, cash flow hedge	Interest Expense	(1,853)	(1,765)	(2,560)	(3,632)
Total		$349	$437	$4,044	$2,972
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$6,988	$(8,352)	$15,861	$8,934
Interest rate swaps, cash flow hedge		1,760	5,133	18,225	(24,666)
Total		$8,748	$(3,219)	$34,086	$(15,732)

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.
(b)Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss) (net of tax) of $935 and $667 for the third quarter of 2021 and 2020, respectively, and $162 and $19,180 for the first nine months of 2021 and 2020, respectively.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note G – Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Restructuring and integration charges - current period actions	$836	$4,161	$10,847	$9,150
Restructuring and integration charges (credits) - actions taken in prior periods	144	(547)	1,638	(1,080)
Other credits	(4,010)	(6,454)	(5,328)	(1,122)
	$(3,030)	$(2,840)	$7,157	$6,948

Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $10,314 and $9,735 at October 2, 2021 and December 31, 2020, respectively. During the third quarter and first nine months of 2021, the company made $3,687 and $12,434 of payments related to restructuring and integration accruals. Substantially all amounts accrued at October 2, 2021, and all restructuring and integration charges for the first nine months of 2021, relate to the termination of personnel and are expected to be spent in cash within two years.

Note H – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income attributable to shareholders	$290,027	$166,060	$736,989	$348,367
Weighted-average shares outstanding - basic	71,671	77,390	73,426	78,807
Net effect of various dilutive stock-based compensation awards	900	696	887	597
Weighted-average shares outstanding - diluted	72,571	78,086	74,313	79,404
Net income per share:
Basic	$4.05	$2.15	$10.04	$4.42
Diluted (a)	$4.00	$2.13	$9.92	$4.39

(a)Stock-based compensation awards for the issuance of 3,300 and 2,586 shares for the third quarter and first nine months of 2021 and 1,267 and 1,456 shares for the third quarter and first nine months of 2020, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note I – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign Currency Translation Adjustment and Other:
Other comprehensive gain (loss) before reclassifications (a)	$(45,976)	$65,462	$(91,930)	$25,195
Amounts reclassified into income	(497)	(82)	(1,362)	(531)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications	6,988	(8,352)	15,861	8,934
Amounts reclassified into income	(1,670)	(1,669)	(5,014)	(5,009)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	1,760	5,133	18,225	(24,666)
Amounts reclassified into income	1,386	1,339	1,913	2,756
Employee Benefit Plan Items, Net:
Amounts reclassified into income	499	345	1,481	219
Net change in Accumulated other comprehensive income (loss)	$(37,510)	$62,176	$(60,826)	$6,898

(a)     Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(7,540) and $(8,777) for the third quarter and first nine months of 2021, and $12,504 and $16,638 for the third quarter and first nine months of 2020, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of October 2, 2021:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	600,000	—
July 2021	600,000	186,532	413,468
Total	$1,800,000	$1,386,532	$413,468

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $45,000 from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites. The company filed suit against two insurers regarding liabilities arising out of operations at Huntsville and reached a confidential settlement with one of the insurers during the third quarter of 2020. The resolution of this matter against the remaining insurer will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway, and the extent and timing of future testing and further remediation procedures will be dependent on the outcome of the results of testing currently being performed. Approximately $7,500 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $2,900 and $11,000.

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

Approximately $77,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $4,400 to $17,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

During the first nine months of 2021 and 2020, the company received $12,477 and $2,369, respectively, in settlement funds in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014. These amounts were recorded within “Selling, general, and administrative expenses” in the company’s consolidated statements of operations. The company has related on-going disputes with other manufacturers and may receive additional funds in the future. The company is unable to estimate additional amounts that may be received in the future and as such has not recorded a receivable at this time.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Components:
Americas	$2,018,551	$1,515,962	$5,690,480	$4,557,661
EMEA	1,595,985	1,196,672	4,655,249	3,625,079
Asia/Pacific	3,009,390	2,595,103	9,332,211	6,396,853
Global components	$6,623,926	$5,307,737	$19,677,940	$14,579,593

ECS:
Americas	$1,203,663	$1,273,791	$3,522,356	$3,625,735
EMEA	684,802	649,732	2,260,645	2,013,843
Global ECS	$1,888,465	$1,923,523	$5,783,001	$5,639,578
Consolidated (a)	$8,512,391	$7,231,260	$25,460,941	$20,219,171

(a)Includes sales related to the United States of $2,940,312 and $8,268,381 for the third quarter and first nine months of 2021 and $2,524,988 and $7,400,960 for the third quarter and first nine months of 2020, respectively.

Operating income, by segment, are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating income (loss):
Global components (a)	$385,353	$203,603	$1,001,772	$550,206
Global ECS (b)	76,793	82,529	235,251	197,883
Corporate (c)	(57,281)	(47,950)	(192,133)	(174,990)
Consolidated	$404,865	$238,182	$1,044,890	$573,099

(a)Global components operating income includes $12,477 and $2,369 related to proceeds from legal settlements for the first nine months of 2021 and 2020, respectively, (Refer to Note J) and $4,482 in impairment charges related to various long lived assets for the first nine months of 2021.
(b)Global ECS operating income for the first nine months of 2020 includes $4,918 in impairment charges related to various long-lived assets, and reserves and other adjustments of approximately $29,858 primarily related to foreign tax and other loss contingencies. These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year.
(c)Corporate operating income includes restructuring, integration, and other charges (credits) of $(3,030) and $7,157 for the third quarter and first nine months of 2021 and $(2,840) and $6,948 for the third quarter and first nine months of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
2020, respectively, and $2,305 of impairment charges related to long-lived assets for the third quarter and first nine months of 2020.

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

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales, non-GAAP gross profit, and non-GAAP operating expenses exclude the impact of changes in foreign currencies (referred to as “changes in foreign currencies”) by re-translating prior period results at current period foreign exchange rates; the impact of the company’s personal computer and mobility asset disposition business (referred to as “wind down”); and the impact of notes receivable recoveries related to the Arrow Financing Solutions (“AFS”) business (referred to as “AFS notes receivable recoveries”).
•Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other charges (credits), AFS notes receivable recoveries, impairments of long-lived assets, and the impact of wind down.
•Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges (credits), AFS notes receivable recoveries, net gains and losses on investments, certain tax adjustments, impairments of long-lived assets, pension settlement gain, and the impact of wind down.

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

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers, and managed service providers through its global ECS business segment. For the third quarter of 2021, approximately 78% of the company’s sales were from the global components business segment, and approximately 22% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2021 increased by 17.7% and 25.9%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2021 was driven by a 24.8% increase in the global components business segment sales offset by a 1.8% decrease in the global ECS business segment sales. The increase for the first nine months of 2021 was driven by a 35.0% increase in the global components business segment sales and a 2.5% increase in the global ECS business segment sales. Adjusted for the change in foreign currencies, non-GAAP consolidated sales increased 16.8% and 23.0% for the third quarter and first nine months of 2021, respectively, compared with the year-earlier periods.

The company reported net income attributable to shareholders of $290.0 million and $737.0 million in the third quarter and first nine months of 2021, respectively, compared with $166.1 million and $348.4 million in the year-earlier periods. The following items impacted the comparability of the company’s results:

Third quarters of 2021 and 2020:

•restructuring, integration, and other credits of $3.0 million in 2021 and $2.8 million in 2020;
•identifiable intangible asset amortization of $9.2 million in 2021 and $9.4 million in 2020;
•impairments of long-lived assets of $2.3 million in 2020;
•gains from wind down of business of $2.5 million in 2020;
•pension settlement gain of $1.8 million in 2020;
•tax benefit related to legislation changes and other non-recurring tax adjustments of $4.9 million in 2020;
•AFS notes receivable reserves of $0.2 million in 2020; and
•net gain on investments of $1.4 million in 2021 and $2.7 million in 2020.

First nine months of 2021 and 2020:

•restructuring, integration, and other charges of $7.2 million in 2021 and $6.9 million in 2020;
•identifiable intangible asset amortization of $27.8 million in 2021 and $29.0 million in 2020;
•impairments of long-lived assets of $4.5 million in 2021 and $7.2 million in 2020;
•gains from wind down of business of $14.3 million in 2020;
•AFS notes receivable recoveries of $1.0 million in 2020;
•tax benefit related to legislation changes and other non-recurring tax adjustments of $1.3 million in 2020;
•pension settlement gain of $1.8 million in 2020; and
•net gain on investments of $10.9 million in 2021 and net loss on investments of $3.2 million in 2020.

Excluding the aforementioned items, non-GAAP net income attributable to shareholders for the third quarter and first nine months of 2021 increased to $293.3 million and $758.2 million, respectively, compared with $162.1 million and $367.2 million in the year-earlier periods. Net income in the first nine months of 2020 also included charges of approximately $32.7 million, net of tax, primarily related to foreign tax and other loss contingencies within the global ECS business.

Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to create significant macroeconomic uncertainty, volatility and disruption, including supply constraints, extended lead times, and unpredictability across many markets. Supply chain constraints are being caused by shortages in electronics components markets and supply chain logistical issues resulting in extended lead times and unpredictability, which has impacted the business. Despite these challenges, to date the company has efficiently managed the global supply chain requirements of customers and suppliers, and as a result, during the second and third quarters of 2021 the company's global components business benefited from rising demand and higher prices for certain products leading to improved profit margins globally.

Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. The extent to which COVID-19 and related supply constraints will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis, and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact, among others. These future developments are highly uncertain and cannot be predicted with confidence, however, we currently expect component supply to remain well below demand in the coming quarters and through the better part of 2022. The global economic impact from COVID-19 may adversely affect the company's results of operations in the future and may affect the credit condition of some customers, which could increase delays in customer payments and credit losses.

Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the risk factors regarding the impacts of the COVID-19 pandemic included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Impact on the fourth quarter of 2021

As a result of the supply chain constraints and timing of seasonal builds of electronic devices, we expect global components sales in the fourth quarter of 2021 to be slightly below third quarter 2021 sales.

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Consolidated sales, as reported	$8,512	$7,231	17.7%	$25,461	$20,219	25.9%
Impact of changes in foreign currencies	—	55		—	476
Non-GAAP consolidated sales*	$8,512	$7,286	16.8%	$25,461	$20,695	23.0%

Global components sales, as reported	$6,624	$5,308	24.8%	$19,678	$14,580	35.0%
Impact of changes in foreign currencies	—	35		—	298
Non-GAAP global components sales*	$6,624	$5,342	24.0%	$19,678	$14,878	32.3%

Global ECS sales, as reported	$1,888	$1,924	(1.8)%	$5,783	$5,640	2.5%
Impact of changes in foreign currencies	—	20		—	178
Non-GAAP global ECS sales*	$1,888	$1,944	(2.8)%	$5,783	$5,818	(0.6)%
* The sum of the components for sales, as reported, and non-GAAP sales may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2021 increased by $1.3 billion, or 17.7%, and $5.2 billion, or 25.9%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2021 was driven by an increase in global components segment sales of $1.3 billion, or 24.8% offset by a decrease in global ECS business segment sales of $35.1 million, or 1.8%. The increase for the first nine months of 2021 was driven by an increase in global components segment sales of $5.1 billion, or 35.0%, and an increase in global ECS business segment sales of $143.4 million, or 2.5%. Non-GAAP consolidated sales, adjusted for the impact of changes in foreign currencies, increased 16.8% and 23.0% for the third quarter and first nine months of 2021, respectively, compared with the year-earlier periods.

The global components business capitalized on strong demand in all regions from higher sales volumes and favorable pricing in all regions. Asia/Pacific region sales for the third quarter and first nine months of 2021 increased 16% and 46%, respectively. The Americas and EMEA regions each grew more than 30% during the third quarter of 2021. Increases during the third quarter of 2021 related to many product lines, however the company noted particularly strong demand in the transportation, industrial, communications, computing and data networking verticals. Changes in foreign exchange rates contributed favorably to results in the EMEA region during 2021.

Increases in sales for the global ECS business for the first nine months of 2021 were primarily due to higher sales volumes in the EMEA region driven by stronger demand for information technology hardware and cloud based software. Results in the third quarter of 2021 were negatively impacted by supply chain constraints.
Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Consolidated gross profit, as reported	$1,076	$789	36.4%	$3,006	$2,267	32.6%
Impact of changes in foreign currencies	—	6		—	63
Impact of wind down	—	—		—	(11)
Non-GAAP consolidated gross profit*	$1,076	$794	35.4%	$3,006	$2,320	29.6%
Consolidated gross profit as a percentage of sales, as reported	12.6%	10.9%	170 bps	11.8%	11.2%	60 bps
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	12.6%	10.9%	170 bps	11.8%	11.2%	60 bps
* The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $1.1 billion and $3.0 billion in the third quarter and first nine months of 2021, respectively, compared with $788.6 million and $2.3 billion in the year-earlier periods. During the third quarter and first nine months of 2021, gross profit increased 36.4% and 32.6%, respectively, on a GAAP basis, and 35.4% and 29.6%, respectively, on a non-GAAP basis, compared with the year-earlier periods. Gross profit margins in the third quarter and first nine months increased by 170 bps and 60 bps, on a GAAP and non-GAAP basis respectively, compared with the year-earlier periods.

The increases in gross profit margins during the third quarter related primarily to significant improvements in pricing and margins during the third quarter in both the Asia/Pacific and Americas regions, due in part to the current market conditions, product mix, and the global supply chain issues discussed above, as well as the company's ability to secure inventory to meet the strong demand. Growing demand in services offerings globally continued to have a positive impact on gross margins during the third quarter and first nine months of 2021 compared with the year-earlier periods.

The company is currently experiencing benefits to gross margins in the global components business due to the factors discussed above, which may not be representative of future trends or conditions. As such, the current gross margins may not be sustainable.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Selling, general, and administrative expenses, as reported	$626	$504	24.1%	$1,803	$1,540	17.1%
Depreciation and amortization, as reported	48	47	2.8%	147	141	4.5%
Operating expenses, as reported*	$674	$551	22.3%	$1,949	$1,680	16.0%
Impact of changes in foreign currencies	—	6		—	41
Impact of wind down	—	2		—	3
AFS notes receivable recoveries	—	—		—	1
Non-GAAP operating expenses*	$674	$559	20.6%	$1,949	$1,725	13.0%
Operating expenses as a percentage of sales, as reported	7.9%	7.6%	30 bps	7.7%	8.3%	(60) bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.9%	7.7%	20 bps	7.7%	8.3%	(60) bps
*The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.
Selling, general, and administrative expenses increased by $121.7 million, or 24.1%, and $263.0 million, or 17.1%, in the third quarter and first nine months of 2021, respectively, on a sales increase of 17.7% and 25.9% compared with the year-earlier periods. Operating expense, as a percentage of sales, increased 30 bps and decreased 60 bps for the third quarter and first nine months of 2021, respectively, compared with the year-earlier periods. Non-GAAP operating expense, as a percentage of non-GAAP sales, increased 20 bps and decreased 60 bps for the third quarter and first nine months of 2021, respectively, compared with the year-earlier periods.

During the first nine months of 2021 and 2020, the company received $12.5 million and $2.4 million, respectively, in settlement funds in connection with certain class action claims (Refer to Note J), which were recorded within selling, general, and administrative expenses.

Increases in operating expense as a percentage of sales during the third quarter of 2021 relate primarily to investments to grow the company's sales, higher variable costs related to higher margin product and services sold during the quarter, and some increased costs related to the global supply chain environment. Decreases in operating expense as a percentage of sales during the first nine months of 2021 relate primarily to operating leverage the company generates when sales are growing, and the settlement funds discussed above, partially offset by the increases in costs experienced during the third quarter of 2021.

Depreciation and amortization expense as a percentage of operating expenses was 7.1% and 7.5% for the third quarter and first nine months of 2021, respectively, compared with 8.5% and 8.4% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.2 million and $27.8 million for the third quarter and first nine months of 2021, respectively, compared to $9.4 million and $29.0 million in the year-earlier periods.

Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The company recorded restructuring, integration, and other charges (credits) of $(3.0) million and $7.2 million, and $(2.8) million and $6.9 million for the third quarter and first nine months of 2021 and 2020, respectively.

As of October 2, 2021, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note G, “Restructuring, Integration, and Other Charges (Credits),” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Consolidated operating income, as reported	$405	$238	70.0%	$1,045	$573	82.3%
Identifiable intangible asset amortization	9	9		28	29
Restructuring, integration, and other charges (credits)	(3)	(3)		7	7
AFS notes receivable recoveries	—	—		—	(1)
Impairments	—	2		4	7
Impact of wind down	—	(2)		—	(14)
Non-GAAP consolidated operating income*	$411	$244	68.3%	$1,084	$601	80.4%
Consolidated operating income as a percentage of sales, as reported	4.8%	3.3%	150 bps	4.1%	2.8%	130 bps
Non-GAAP consolidated operating income, as a percentage of sales, excluding wind down	4.8%	3.4%	140 bps	4.3%	3.0%	130 bps

The company recorded operating income of $404.9 million, or 4.8% of sales, and operating income of $1.0 billion, or 4.1% of sales, in the third quarter and first nine months of 2021, respectively, compared with operating income of $238.2 million, or 3.3% of sales, and operating income of $573.1 million, or 2.8% of sales, in the year-earlier periods. Non-GAAP operating income was $411.0 million, or 4.8% of sales, and $1.1 billion, or 4.3% of sales, in the third quarter and first nine months of 2021, compared with non-GAAP operating income of $244.3 million, or 3.4% of sales, and $601.0 million, or 3.0% of sales, in the year-earlier periods.

Non-GAAP operating income, as a percentage of sales, increased 140 bps and 130 bps for the third quarter and first nine months of 2021, respectively, primarily due to increases in sales volumes and prices from the global components business. The increase in operating margins are also impacted by the reserves and other adjustments related to foreign tax and other loss contingencies recorded within the global ECS business during the first quarter of 2020 (Refer to Note J). These reserves are principally associated with transactional taxes on activity from several prior years, not significant to any one year. During the third quarter and first nine months of 2021, respectively, changes in foreign currencies had a positive impact on operating income of approximately $0.4 million and $21.4 million when compared to the year-earlier periods.

Gain (Loss) on Investments, Net

During the third quarter and first nine months of 2021 and 2020, respectively, the company recorded a gain of $1.4 million and $10.9 million, and a gain of $2.7 million and loss of $3.2 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $32.7 million and $97.0 million for the third quarter and first nine months of 2021, respectively, compared with $30.5 million and $105.6 million in the year-earlier periods. The increase for the third quarter of 2021 primarily relates to higher borrowings and interest rates on short term credit facilities. The decrease for the first nine months of 2021 primarily relates to lower borrowings and interest rates on short term credit facilities, partially offset by a decrease in interest income. The decrease in interest income is primarily attributable to lower average cash balances and lower interest rates within the company's cash pooling arrangements.

Income Tax

Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the company’s projections and assumptions are inherently uncertain, therefore, actual results could differ from projections.

Following is an analysis of effective income tax rate:

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Effective income tax rate	22.2%	21.2%	22.8%	24.5%
Identifiable intangible asset amortization	0.1%	0.2%	0.1%	0.1%
Restructuring, integration, and other charges (credits)	—%	(0.1)%	—%	0.1%
Impairments	—%	—%	—%	0.1%
Impact of wind down	—%	(0.1)%	—%	0.1%
Pension settlement gain	—%	(0.1)%	—%	—%
Impact of tax legislation changes	—%	2.3%	—%	0.3%
Non-GAAP effective income tax rate*	22.3%	23.6%	22.8%	25.1%
* The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 21.2% and 24.5% for the third quarter and first nine months of 2020, respectively, to 22.2% and 22.8% for the third quarter and first nine months of 2021, respectively, is primarily driven by discrete items, such as the out-of-period tax contingencies, and changes in the mix of tax jurisdictions where taxable income is generated. The non-GAAP effective tax rate for the first nine months of 2020 includes approximately $7.4 million in discrete tax items related to the foreign tax and other loss contingencies.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income attributable to shareholders, as reported	$290	$166	$737	$348
Identifiable intangible asset amortization*	9	9	27	28
Restructuring, integration, and other charges (credits)	(3)	(3)	7	7
(Gain) loss on investments, net	(1)	(3)	(11)	3
AFS notes receivable recoveries	—	—	—	(1)
Impairments	—	2	4	7
Impact of wind down	—	(2)	—	(14)
Pension settlement gain	—	(2)	—	(2)
Tax effect of adjustments above	(1)	—	(7)	(9)
Impact of tax legislation changes	—	(5)	—	(1)
Non-GAAP net income attributable to shareholders**	$293	$162	$758	$367
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $290.0 million and $737.0 million in the third quarter and first nine months of 2021, respectively, compared with $166.1 million and $348.4 million in the year-earlier periods. Non-GAAP net income attributable to shareholders was $293.3 million and $758.2 million for the third quarter and first nine months of 2021, respectively, compared with $162.1 million and $367.2 million in the year-earlier periods. During the third quarter and first nine months of 2021, changes in foreign currencies had a positive impact on net income of approximately $0.2 million and $15.8 million when compared to the year-earlier periods.

Liquidity and Capital Resources

At October 2, 2021 and December 31, 2020, the company had cash and cash equivalents of $215.9 million and $373.6 million, respectively, of which $203.1 million and $140.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.3 billion are available for distribution in future periods as of October 2, 2021. The company continues to indefinitely reinvest $2.3 billion of undistributed earnings of its foreign subsidiaries. If the indefinitely reinvested earnings were to be distributed to the United States, the company would be required to pay withholding and other taxes. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances. However, the company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first nine months of 2021, the net amount of cash provided by the company’s operating activities was $391.1 million, the net amount of cash used for investing activities was $39.7 million, and the net amount of cash used for financing activities was $474.4 million. The effect of exchange rate changes on cash was a decrease of $34.7 million.

During the first nine months of 2020, the net amount of cash provided by the company’s operating activities was $1.2 billion, the net amount of cash used for investing activities was $104.1 million, and the net amount of cash used for financing activities was $1.1 billion. The effect of exchange rate changes on cash was an increase of $5.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 75.5% at October 2, 2021 and 73.3% at December 31, 2020.

The net amount of cash provided by the company’s operating activities during the first nine months of 2021 and 2020 was $391.1 million and $1.2 billion, respectively. The change in cash provided by operating activities during 2021, compared to the year-earlier period, relates primarily to the timing of payments, increasing growth in customer demand in certain regions, and a corresponding increase in working capital, including inventory, which is consistent with the company's historical counter-cyclical cash flow in which the company generates less cash flow in periods of increased demand.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 15.2% in the third quarter of 2021 compared with 15.0% in the third quarter of 2020.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2021 was $39.7 million. The primary source of cash from investing activities was $22.2 million of proceeds from the sale of a distribution warehouse in the EMEA region. The primary use of cash for investing activities included $62.3 million for capital expenditures. Capital expenditures for the first nine months of 2021 primarily include expenditures related to investments in internally developed software and website functionality and the build out of the company's distribution centers.

The net amount of cash used for investing activities during the first nine months of 2020 was $104.1 million. The primary use of cash from investing activities included $89.6 million for capital expenditures. Capital expenditures for the first nine months of 2020 primarily include expenditures related to the build out of the company's distribution centers and investments in internally developed software.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2021 was $474.4 million. The uses of cash from financing activities included $661.5 million of repurchases of common stock, $130.9 million of repayments of the principal amount of the company's 5.125% notes due March 2021, and $16.0 million of net payments for short-term borrowings. The primary sources of cash from financing activities during the third quarter of 2021 were $289.2 million of net proceeds from long-term borrowings and $44.9 million of proceeds from the exercise of stock options.

The net amount of cash used for financing activities during the first nine months of 2020 was $1.1 billion. The uses of cash from financing activities included $86.2 million of net payments from short-term borrowings, $411.4 million of net payments for long-term borrowings, $48.4 million of payments upon the settlement of forward starting interest rate swaps, $209.4 million of repayments of the principal amount of the company's 6.00% notes due April 2020, and $384.8 million of repurchases of common stock. The primary source of cash from financing activities during the third quarter of 2020 was $6.0 million of proceeds from the exercise of stock options.

The company has a $2.0 billion revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In September 2021, the company amended its revolving credit facility and, among other things, extended its term to mature in September 2026. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.08% at October 2, 2021), which is based on the company’s credit ratings, or an effective interest rate of 1.22% at October 2, 2021. The facility fee, which is based on the company’s credit ratings, was .175% of the total borrowing capacity at October 2, 2021. The company had $35.0 million in outstanding borrowings under the revolving credit facility at October 2, 2021 and no outstanding borrowings under the revolving credit facility at December 31, 2020. During the first nine months of 2021 and 2020, the average daily balance outstanding under the revolving credit facility was $10.9 million and $20.5 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at October 2, 2021 and December 31, 2020, respectively. During the first nine months of 2021 and 2020, the average daily balance outstanding under the commercial paper program was $225.4 million and $62.6 million, respectively. The program had a weighted-average effective interest rate of .28% at October 2, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature to March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate, or a commercial paper rate, plus a spread (.45% at October 2, 2021), or an effective interest rate of .55% at October 2, 2021. The facility fee is .40% of the total borrowing capacity. At October 2, 2021, the company had $255.0 million of outstanding borrowings under the North American asset securitization program. At December 31, 2020, the company had no outstanding borrowings under the North American asset securitization program. During the first nine months of 2021 and 2020, the average daily balance outstanding under the North American asset securitization program was $331.5 million and $396.9 million, respectively.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 2, 2021, the company was in compliance with all such financial covenants.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at October 2, 2021 and December 31, 2020, respectively. These borrowings are provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had a weighted-average effective interest rate of 1.50% at October 2, 2021. During the first nine months of 2021 and 2020, the average daily balance outstanding under the uncommitted lines of credit was $0.1 million and $7.9 million, respectively.

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

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company's current committed and undrawn liquidity stands at over $3.0 billion in addition to $215.9 million of cash on hand at October 2, 2021. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

•During the first quarter of 2021, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $1.2 billion to $1.25 billion and extended its term to mature in March 2024. The company had $255.0 million in outstanding borrowings under the North American asset securitization program at October 2, 2021 and no outstanding borrowings under the North American asset securitization program at December 31, 2020.

•During the third quarter of 2021, the company amended its revolving credit facility and, among other things, extended its term to mature in September 2026. The company had $35.0 million in outstanding borrowings under the revolving credit facility at October 2, 2021 and no outstanding borrowings under the revolving credit facility at December 31, 2020.

Share-Repurchase Programs

The following table shows the company’s Board approved share-repurchase programs as of October 2, 2021 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2018	$600,000	$600,000	$—
July 2020	600,000	600,000	—
July 2021	600,000	186,532	413,468
Total	$1,800,000	$1,386,532	$413,468

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

There were no significant changes during the third quarter of 2021 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 2, 2021 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of October 2, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended October 2, 2021 (in thousands except share and per share data):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
July 4 through July 31, 2021	335,543	$113.25	335,543	$625,468
August 1 through August 28, 2021	812,600	118.76	812,600	528,967
August 29 through October 2, 2021	997,219	115.82	997,219	413,468
Total	2,145,362		2,145,362

(a)As of October 2, 2021, the company was authorized to purchase up to $600,000 of the company's common stock under the share-repurchase program that was announced in July 2021, of which $186,532 had been utilized, the remaining $413,468 in the table represents the amount available to repurchase shares under the program as of October 2, 2021.

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

10(a)
Fourth Amended and Restated Credit Agreement, dated as of September 9, 2021, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. as administrative agent and Bank of America, N.A., The Bank of Nova Scotia, BNP Paribas, ING Bank N.V., Dublin Branch, MUFG Bank, Ltd., Mizuho Bank, Ltd., and Sumitomo Mitsui Banking Corporation as syndication agents (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 10, 2021, Commission File No. 1-4482).

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

ARROW ELECTRONICS, INC.

Date:	November 4, 2021	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)