Form 10-Q
period 2022-04-02
ARROW ELECTRONICS INC
filed 2022-05-05
CIK 7536

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

There were 66,036,987 shares of Common Stock outstanding as of April 28, 2022.

Index

ARROW ELECTRONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 2, 2022	April 3, 2021
Sales	$9,074,125	$8,385,919
Cost of sales	7,866,621	7,455,809
Gross profit	1,207,504	930,110
Operating expenses:
Selling, general, and administrative expenses	643,925	574,567
Depreciation and amortization	48,305	50,331
Restructuring, integration, and other charges	4,898	5,709
	697,128	630,607
Operating income	510,376	299,503
Equity in earnings of affiliated companies	843	844
Gain on investments, net	2,011	2,793
Employee benefit plan expense, net	(889)	(1,230)
Interest and other financing expense, net	(33,985)	(33,656)
Income before income taxes	478,356	268,254
Provision for income taxes	112,360	61,026
Consolidated net income	365,996	207,228
Noncontrolling interests	1,247	907
Net income attributable to shareholders	$364,749	$206,321
Net income per share:
Basic	$5.38	$2.76
Diluted	$5.31	$2.72
Weighted-average shares outstanding:
Basic	67,840	74,882
Diluted	68,749	75,794

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	April 2, 2022	April 3, 2021
Consolidated net income	$365,996	$207,228
Other comprehensive loss:
Foreign currency translation adjustment and other, net of taxes	(49,910)	(61,921)
Unrealized gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	(575)	5,306
Unrealized gain on interest rate swaps designated as cash flow hedges, net of taxes	8,205	36,352
Employee benefit plan items, net of taxes	99	(166)
Other comprehensive loss	(42,181)	(20,429)
Comprehensive income	323,815	186,799
Less: Comprehensive income (loss) attributable to non-controlling interests	378	(946)
Comprehensive income attributable to shareholders	$323,437	$187,745

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	April 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$242,791	$222,194
Accounts receivable, net	10,621,942	11,123,946
Inventories	4,645,116	4,201,965
Other current assets	431,635	345,218
Total current assets	15,941,484	15,893,323
Property, plant, and equipment, at cost:
Land	5,691	5,736
Buildings and improvements	185,000	186,097
Machinery and equipment	1,533,688	1,523,919
	1,724,379	1,715,752
Less: Accumulated depreciation and amortization	(1,066,180)	(1,032,941)
Property, plant, and equipment, net	658,199	682,811
Investments in affiliated companies	65,239	63,695
Intangible assets, net	185,753	195,029
Goodwill	2,067,249	2,080,371
Other assets	594,929	620,311
Total assets	$19,512,853	$19,535,540
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,110,391	$9,617,084
Accrued expenses	1,243,853	1,326,386
Short-term borrowings, including current portion of long-term debt	317,399	382,619
Total current liabilities	10,671,643	11,326,089
Long-term debt	2,790,819	2,244,443
Other liabilities	621,508	624,162
Commitments and contingencies (Note J)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2022 and 2021
Issued - 125,424 shares in both 2022 and 2021	125,424	125,424
Capital in excess of par value	1,186,595	1,189,845
Treasury stock (58,987 and 57,358 shares in 2022 and 2021, respectively), at cost	(3,861,793)	(3,629,265)
Retained earnings	8,152,697	7,787,948
Accumulated other comprehensive loss	(232,969)	(191,657)
Total shareholders’ equity	5,369,954	5,282,295
Noncontrolling interests	58,929	58,551
Total equity	5,428,883	5,340,846
Total liabilities and equity	$19,512,853	$19,535,540

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Consolidated net income	$365,996	$207,228
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	48,305	50,331
Amortization of stock-based compensation	17,351	13,223
Equity in earnings of affiliated companies	(843)	(844)
Deferred income taxes	1,352	13,663
Gain on investments, net	(2,011)	(2,793)
Other	686	1,374
Change in assets and liabilities:
Accounts receivable, net	430,710	596,777
Inventories	(460,902)	(13,147)
Accounts payable	(477,825)	(840,124)
Accrued expenses	(43,641)	3,643
Other assets and liabilities	(79,426)	(33,867)
Net cash used for operating activities	(200,248)	(4,536)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(19,270)	(20,180)
Proceeds from sale of property, plant, and equipment	—	22,171
Proceeds from collections of notes receivable	20,169	—
Net cash provided by investing activities	899	1,991
Cash flows from financing activities:
Change in short-term and other borrowings	(14,293)	(12,452)
Proceeds from long-term bank borrowings, net	845,000	154,674
Redemption of notes	(350,000)	(130,860)
Proceeds from exercise of stock options	11,302	26,091
Repurchases of common stock	(264,431)	(160,619)
Net cash provided by (used for) financing activities	227,578	(123,166)
Effect of exchange rate changes on cash	(7,632)	(20,203)
Net increase (decrease) in cash and cash equivalents	20,597	(145,914)
Cash and cash equivalents at beginning of period	222,194	373,615
Cash and cash equivalents at end of period	$242,791	$227,701

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note A – Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company") were prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at, and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2022.

Note B – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2021 (a)	$882,948	$1,197,423	$2,080,371
Foreign currency translation adjustment	(4,089)	(9,033)	(13,122)
Balance as of April 2, 2022 (a)	$878,859	$1,188,390	$2,067,249

(a)     The total carrying value of goodwill as of April 2, 2022 and December 31, 2021 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of April 2, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$305,988	$(163,461)	$142,527
Amortizable trade name	74,000	(30,774)	43,226
	$379,988	$(194,235)	$185,753

Intangible assets, net, are comprised of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$322,335	$(173,123)	$149,212
Amortizable trade name	74,049	(28,232)	45,817
	$396,384	$(201,355)	$195,029

During the first quarter of 2022 and 2021, the company recorded amortization expense related to identifiable intangible assets of $9,018 and $9,326, respectively.

Index
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

The following table presents the company’s investment in affiliated companies:

	April 2, 2022	December 31, 2021
Marubun/Arrow	$54,179	$53,415
Other	11,060	10,280
	$65,239	$63,695

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	April 2, 2022	April 3, 2021
Marubun/Arrow	$794	$857
Other	49	(13)
	$843	$844

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of April 2, 2022 and December 31, 2021.

Note D – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 2, 2022	December 31, 2021
Accounts receivable	$10,709,125	$11,199,847
Allowances for doubtful accounts	(87,183)	(75,901)
Accounts receivable, net	$10,621,942	$11,123,946

Changes in the allowance for doubtful accounts consists of the following:

	Quarter Ended
	April 2, 2022	April 3, 2021
Balance at beginning of period	$75,901	$92,792
Charged to income	13,768	1,137
Translation adjustments	190	(1,117)
Writeoffs	(2,676)	(4,379)
Balance at end of period	$87,183	$88,433

The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of April 2, 2022. The global economic impact from COVID-19 may adversely affect the credit condition of some customers. The impact of COVID-19 on customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in Europe, the Middle East, and Africa ("EMEA"), at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €400,000 under the EMEA asset securitization program, which matures in January 2023, subject to extension in accordance with its terms. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivables to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended
	April 2, 2022	April 3, 2021
EMEA asset securitization, sales of accounts receivables	$569,216	$517,042

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

Other amounts related to the EMEA asset securitization program:

	April 2, 2022	December 31, 2021
Receivables sold to unaffiliated financial institutions that were uncollected	$443,209	$453,292
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	877,218	745,965

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 2, 2022, the company was in compliance with all such financial covenants.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note E – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	April 2, 2022	December 31, 2021
3.50% notes, due April 2022	$—	$349,779
4.50% notes, due March 2023	299,433	—
Other short-term borrowings	17,966	32,840
	$317,399	$382,619

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 1.47% and 1.41% at April 2, 2022 and December 31, 2021, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at April 2, 2022 and December 31, 2021. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 1.46% and 1.50% at April 2, 2022 and December 31, 2021, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at April 2, 2022 and December 31, 2021. The commercial paper program had a weighted-average effective interest rate of .54% and .29% at April 2, 2022 and December 31, 2021, respectively.

Long-term debt consists of the following:

	April 2, 2022	December 31, 2021
Revolving credit facility	$45,000	$—
North American asset securitization program	800,000	—
4.50% notes, due 2023	—	299,283
3.25% notes, due 2024	497,322	497,060
4.00% notes, due 2025	347,827	347,657
7.50% senior debentures, due 2027	110,041	110,021
3.875% notes, due 2028	495,977	495,823
2.95% notes, due 2032	494,145	494,022
Other obligations with various interest rates and due dates	507	577
	$2,790,819	$2,244,443

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	April 2, 2022	December 31, 2021
4.50% notes, due 2023	$—	$309,000
3.25% notes, due 2024	499,500	522,000
4.00% notes, due 2025	354,000	374,000
7.50% senior debentures, due 2027	127,000	136,000
3.875% notes, due 2028	503,000	542,500
2.95% notes, due 2032	458,500	504,500

The carrying amount of the company’s other short-term borrowings, revolving credit facility, 4.50% notes due in 2023, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.08% at April 2, 2022), which is based on the company’s credit ratings, or an effective interest rate of 1.40% at April 2, 2022. The facility fee, which is based on the company’s credit ratings, was .175% of the total borrowing capacity at April 2, 2022. The company had $45,000 in outstanding borrowings under the revolving credit facility at April 2, 2022. There were no outstanding borrowings under the revolving credit facility at December 31, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,250,000 under the program which matures in March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.45% at April 2, 2022), or an effective interest rate of .89% at April 2, 2022. The facility fee is .40% of the total borrowing capacity.

The company had $800,000 in outstanding borrowings under the North American asset securitization program at April 2, 2022, which was included in “Long-term debt” in the company’s consolidated balance sheets. There were no outstanding borrowings under the North American asset securitization program at December 31, 2021. Total collateralized accounts receivable of approximately $2,348,637 and $2,735,145 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at April 2, 2022 and December 31, 2021, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 2, 2022, the company was in compliance with all such financial covenants.

During February 2022, the company repaid $350,000 principal amount of its 3.50% notes due April 2022.

During the fourth quarter of 2021, the company completed the sale of $500,000 principal amount of 2.95% notes due in February 2032. The net proceeds of the offering of $495,134 were used to repay the 3.50% notes due April 2022 and for general corporate purposes.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest and other financing expense, net, includes interest and dividend income of $4,508 and $4,106 for the first quarter of 2022 and 2021, respectively.

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
Level 3    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at April 2, 2022:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$7,720	$—	$—	$7,720
Equity investments (b)	Other assets	52,267	—	—	52,267
Interest rate swaps designated as cash flow hedges	Other assets	—	31,783	—	31,783
Foreign exchange contracts designated as net investment hedges	Other assets/ other current assets	—	42,055	—	42,055
		$59,987	$73,838	$—	$133,825

The following table presents assets measured at fair value on a recurring basis at December 31, 2021:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$4,812	$—	$—	$4,812
Equity investments (b)	Other assets	56,985	—	—	56,985
Interest rate swaps designated as cash flow hedges	Other assets	—	21,831	—	21,831
Foreign exchange contracts designated as net investment hedges	Other assets	—	40,612	—	40,612
		$61,797	$62,443	$—	$124,240

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain (loss) of $(5,685) and $1,402 for the first quarter of 2022 and 2021, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note B). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

Index
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

At April 2, 2022 and December 31, 2021, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted-Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at April 2, 2022 and December 31, 2021 was $1,228,684 and $1,125,997, respectively.

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

At April 2, 2022 and December 31, 2021 the following foreign exchange contracts were designated as net investment hedges:

Maturity Date	Notional Amount
March 2023	€50,000
September 2024	50,000
April 2025	100,000
January 2028	100,000
Total	€300,000

Index
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

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended
		April 2, 2022	April 3, 2021
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,201	$2,201
Interest rate swaps, cash flow hedge	Interest Expense	(868)	(351)
Total		$1,333	$1,850
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$1,094	$6,978
Interest rate swaps, cash flow hedge		7,547	36,085
Total		$8,641	$43,063

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.
(b)Includes derivative losses of $5,009 and $5,091 for the first quarter of 2022 and 2021, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

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

Note G – Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 2, 2022	April 3, 2021
Restructuring and integration charges - current period actions	$2,725	$4,850
Restructuring and integration charges - actions taken in prior periods	1,332	1,400
Other charges (credits)	841	(541)
	$4,898	$5,709
Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $10,617 and $11,201 at April 2, 2022 and December 31, 2021, respectively. During the first quarter of 2022, the company made $6,955 of payments related to restructuring and integration accruals, and recorded $4,057 in restructuring and integration charges. The remaining changes to the accrual related to changes in foreign

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

exchange rates during the year. Substantially all amounts accrued at April 2, 2022, and all restructuring and integration charges for the first quarter of 2022, relate to the termination of personnel and are expected to be spent in cash within one year.

Note H – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 2, 2022	April 3, 2021
Net income attributable to shareholders	$364,749	$206,321
Weighted-average shares outstanding - basic	67,840	74,882
Net effect of various dilutive stock-based compensation awards	909	912
Weighted-average shares outstanding - diluted	68,749	75,794
Net income per share:
Basic	$5.38	$2.76
Diluted (a)	$5.31	$2.72

(a)Stock-based compensation awards for the issuance of 86 and 103 shares for the first quarter of 2022 and 2021, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note I – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended
	April 2, 2022	April 3, 2021
Foreign Currency Translation Adjustment and Other:
Other comprehensive loss before reclassifications (a)	$(48,700)	$(59,548)
Amounts reclassified into income	(341)	(520)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	1,094	6,978
Amounts reclassified into income	(1,669)	(1,672)
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	7,547	36,085
Amounts reclassified into income	658	267
Employee Benefit Plan Items, Net:
Amounts reclassified into income	99	(166)
Net change in Accumulated other comprehensive loss	$(41,312)	$(18,576)

(a)     Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(8,258) and $(2,597) for the first quarter of 2022 and 2021, respectively.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of April 2, 2022:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2020	$600,000	$600,000	$—
July 2021	600,000	600,000	—
December 2021	600,000	86,532	513,468
Total	$1,800,000	$1,286,532	$513,468

The company repurchased 2,015 shares of common stock for $250,000 and 1,444 shares of common stock for $149,990 in the first quarter of 2022 and 2021, respectively, under the company's share-repurchase programs. As of April 2, 2022, approximately $513,468 remained available for repurchase under the program.

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

Index
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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway. Approximately $7,800 was spent to date and the company currently anticipates no additional investigative and related expenditures. The cost of subsequent remediation at the site is estimated to be between $2,600 and $10,000.

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

Approximately $78,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $3,000 to $17,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

During the first quarter of 2021, the company received $4,311 in settlement funds in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014. These amounts were recorded as a reduction to “Selling, general, and administrative expenses” in the company’s consolidated statements of operations. The company has related on-going disputes with other manufacturers and may receive additional funds in the future. The company is unable to estimate additional amounts that may be received in the future and as such has not recorded a receivable at this time.

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

Index
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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	April 2, 2022	April 3, 2021
Components:
Americas	$2,340,543	$1,701,173
EMEA	1,927,003	1,568,602
Asia/Pacific	2,931,529	3,173,478
Global components	$7,199,075	$6,443,253

ECS:
Americas	$1,047,849	$1,151,338
EMEA	827,201	791,328
Global ECS	$1,875,050	$1,942,666
Consolidated	$9,074,125	$8,385,919

Operating income (loss), by segment, are as follows:

	Quarter Ended
	April 2, 2022	April 3, 2021
Operating income (loss):
Global components (a)	$499,342	$289,383
Global ECS	85,798	77,359
Corporate (b)	(74,764)	(67,239)
Consolidated	$510,376	$299,503

(a)Global components operating income includes $4,311 related to proceeds from legal settlements for the first quarter of 2021 (Refer to Note J).
(b)Corporate operating income includes restructuring, integration, and other charges of $4,898 and $5,709 for the first quarter of 2022 and 2021, respectively.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: potential adverse effects of the ongoing global COVID-19 pandemic, including actions taken to contain or mitigate the impact of COVID-19, impacts of the conflict in Ukraine, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company's future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales and non-GAAP gross profit exclude the impact of changes in foreign currencies (referred to as “changes in foreign currencies”) by re-translating prior period results at current period foreign exchange rates.
•Non-GAAP operating expenses excludes restructuring, integration, and other charges, and the impact of changes in foreign currencies.
•Non-GAAP operating income excludes identifiable intangible asset amortization, and restructuring, integration, and other charges.
•Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and net gains and losses on investments.

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

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the first quarter of 2022, approximately 79% of the company’s sales were from the global components business segment, and approximately 21% of the company’s sales were from the global ECS business segment.

Index

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

Executive Summary

Consolidated sales for the first quarter of 2022 increased by 8.2% compared with the year-earlier period. The increase for the first quarter of 2022 was driven by an 11.7% increase in the global components business segment sales offset by a 3.5% decrease in global ECS business segment sales. Adjusted for the change in foreign currencies, non-GAAP consolidated sales increased 10.2% for the first quarter of 2022 compared with the year-earlier period.

The company reported net income attributable to shareholders of $364.7 million in the first quarter of 2022 compared with $206.3 million in the year-earlier period. Non-GAAP net income attributable to shareholders for the first quarter of 2022 increased to $373.5 million compared with $215.5 million in the year-earlier period. Non-GAAP net income attributable to shareholders is adjusted for the following items:

First quarters of 2022 and 2021:

•restructuring, integration, and other charges of $4.9 million in 2022 and $5.7 million in 2021;
•identifiable intangible asset amortization of $9.0 million in 2022 and $9.3 million in 2021; and
•net gain on investments of $2.0 million in 2022 and $2.8 million in 2021.

Impact of the COVID-19 Pandemic and Supply Chain Constraints:

The global COVID-19 pandemic continues to create significant macroeconomic uncertainty, volatility and disruption, including supply constraints, extended lead times, and unpredictability across many markets. At the same time, supply chain constraints are also being caused by shortages in electronics components markets and supply chain logistical issues resulting in extended lead times and unpredictability, which has impacted the business. Despite these challenges, to date the company has efficiently managed the global supply chain requirements of customers and suppliers, and as a result, during the first quarters of 2022 and 2021 the company's global components business benefited from rising demand and higher prices for certain products leading to improved profit margins globally.

Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry and workforce. The extent to which COVID-19 and the ongoing supply constraints will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the current conditions, and the impact of actions taken and that will be taken to contain COVID-19 or address supply chain constraints, among others. These future developments are highly uncertain and cannot be predicted with confidence; however, the company currently expects component supply to remain well below demand through the better part of 2022. The global economic impact from COVID-19 and supply chain constraints may adversely affect the company's consolidated results of operations in the future and may affect the credit condition of some customers, which could increase delays in customer payments and credit losses.

Index

Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See discussion regarding the impacts of the COVID-19 pandemic included in Item 1A, Risk Factors, within the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 2, 2022	April 3, 2021	% Change
Consolidated sales, as reported	$9,074	$8,386	8.2%
Impact of changes in foreign currencies	—	(152)
Non-GAAP consolidated sales	$9,074	$8,234	10.2%

Global components sales, as reported	$7,199	$6,443	11.7%
Impact of changes in foreign currencies	—	(100)
Non-GAAP global components sales	$7,199	$6,343	13.5%

Global ECS sales, as reported	$1,875	$1,943	(3.5)%
Impact of changes in foreign currencies	—	(51)
Non-GAAP global ECS sales*	$1,875	$1,891	(0.9)%
* The sum of the components for sales, as reported, and non-GAAP sales may not agree to totals, as presented, due to rounding.

Consolidated sales for the first quarter of 2022 increased by $0.7 billion, or 8.2%, compared with the year-earlier period. The increase for the first quarter of 2022 was driven by an increase in global components segment sales of $0.8 billion, or 11.7% offset by a decrease in global ECS business segment sales of $67.6 million, or 3.5%. Non-GAAP consolidated sales, adjusted for the impact of changes in foreign currencies, increased 10.2% for the first quarter of 2022 compared with the year-earlier period.

First quarter 2022 global components sales growth was primarily due to stronger demand driving both higher sales volumes and favorable pricing, compared to the year-earlier period. Growth in sales for the period was greater than 20% in both the Americas and EMEA regions, and was offset partially by a small decline in the APAC region. Increases during the first quarter of 2022 related to many product lines; however, the company noted particularly strong demand in the transportation, industrial, and communications verticals. Changes in foreign exchange rates negatively impacted results during the first quarter of 2022.

IT demand environment was healthy in the first quarter of 2022 relative to the year-earlier period; however, sales for the global ECS business decreased primarily due to changes in business mix that skewed toward software and services, which are more meaningful to gross profit than sales. The change in business mix was also exacerbated by supply chain shortages impacting hardware sales.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	April 2, 2022	April 3, 2021	% Change
Consolidated gross profit, as reported	$1,208	$930	29.8%
Impact of changes in foreign currencies	—	(21)
Non-GAAP consolidated gross profit	$1,208	$909	32.8%
Consolidated gross profit as a percentage of sales, as reported	13.3%	11.1%	220 bps
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	13.3%	11.0%	230 bps

Index

The company recorded gross profit of $1.2 billion in the first quarter of 2022 compared with $930.1 million in the year-earlier period. During the first quarter of 2022, gross profit increased 29.8% on a GAAP basis, and 32.8% on a non-GAAP basis, compared with the year-earlier period. Gross profit margins in the first quarter increased by 220 bps and 230 bps, on a GAAP and non-GAAP basis, respectively, compared with the year-earlier period.

The increases in gross profit margins during first quarter of 2022 related primarily to significant improvements in pricing and margins in both the Asia/Pacific and Americas regions, due in part to the current market conditions, product mix shifting towards higher margin products, and the global supply chain issues discussed above, as well as the company's ability to secure inventory to meet strong demand. Growing demand in global supply chain services offerings continued to have a positive impact on gross margins during the first quarter of 2022 compared with the year-earlier period.

The company is currently experiencing benefits to gross margins in the global components business due to the factors discussed above, which may not be representative of future trends or conditions. As such, the current gross margins may not be sustainable.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	April 2, 2022	April 3, 2021	% Change
Selling, general, and administrative expenses, as reported	$644	$575	12.1%
Depreciation and amortization, as reported	48	50	(4.0)%
Operating expenses*	$692	$625	10.8%
Impact of changes in foreign currencies	—	(12)
Non-GAAP operating expenses	$692	$613	13.0%
Operating expenses as a percentage of sales	7.6%	7.5%	10 bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.6%	7.4%	20 bps
*Operating expenses discussed here are presented before restructuring, integration, and other charges.

Selling, general, and administrative expenses increased by $69.4 million, or 12.1%, in the first quarter of 2022 on a sales increase of 8.2% compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 7.1% and 6.9% for first quarter of 2022 and 2021, respectively. Depreciation and amortization expense as a percentage of operating expenses was 7.0% for the first quarter of 2022 compared with 8.1% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $9.0 million for the first quarter of 2022 compared to $9.3 million in the year-earlier period.

Operating expenses as a percentage of sales during the first quarter of 2022 was 7.6% compared to 7.5% in the year-earlier period. This increase was primarily due to higher variable costs related to increased incentive compensation tied to sales and other personnel costs, as well as costs related to warehousing and shipping product.

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The company recorded restructuring, integration, and other charges of $4.9 million and $5.7 million for the first quarter of 2022 and 2021, respectively.

As of April 2, 2022, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note G, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Index

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	April 2, 2022	April 3, 2021	% Change
Consolidated operating income, as reported	$510	$300	70.4%
Identifiable intangible asset amortization	9	9
Restructuring, integration, and other charges	5	6
Non-GAAP consolidated operating income	$524	$315	66.7%
Consolidated operating income as a percentage of sales, as reported	5.6%	3.6%	200 bps
Non-GAAP consolidated operating income, as a percentage of sales	5.8%	3.8%	200 bps

The company recorded operating income of $510.4 million, or 5.6% of sales, in the first quarter of 2022 compared with operating income of $299.5 million, or 3.6% of sales, in the year-earlier period. Non-GAAP operating income was $524.3 million, or 5.8% of sales, for the first quarter of 2022, compared with non-GAAP operating income of $314.5 million, or 3.8% of sales, in the year-earlier period. During the first quarter of 2022, changes in foreign currencies had a negative impact on operating income of approximately $8.3 million when compared to the year-earlier period.

Operating income, as a percentage of sales, increased 200 bps for the first quarter of 2022, with operating margins increasing in both the global components and global ECS businesses compared to the year-earlier period. Increases from global components relate primarily to the increases in sales and gross margins discussed above. Increases from the global ECS business related primarily to strengthening demand for complex IT solutions and product mix.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $34.0 million for the first quarter of 2022 compared with $33.7 million in the year-earlier period. The increase for the first quarter of 2022 primarily relates to higher borrowings and interest rates on short term credit facilities.

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

Following is an analysis of the company's effective income tax rate:

	Quarter Ended
	April 2, 2022	April 3, 2021
Effective income tax rate	23.5%	22.7%
Identifiable intangible asset amortization	—%	0.1%
Non-GAAP effective income tax rate	23.5%	22.8%

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 22.7% for the first quarter of 2021 to 23.5% for the first quarter of 2022 is primarily driven by discrete items, such as stock-based compensation, and changes in the mix of tax jurisdictions where taxable income is generated.

Index

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	April 2, 2022	April 3, 2021
Net income attributable to shareholders, as reported	$365	$206
Identifiable intangible asset amortization*	9	9
Restructuring, integration, and other charges	5	6
Gain on investments, net	(2)	(3)
Tax effect of adjustments above	(3)	(3)
Non-GAAP net income attributable to shareholders**	$373	$216
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $364.7 million in the first quarter of 2022 compared with $206.3 million in the year-earlier period. Non-GAAP net income attributable to shareholders was $373.5 million for the first quarter of 2022 compared with $215.5 million in the year-earlier period. During the first quarter of 2022, changes in foreign currencies had a negative impact on net income of approximately $4.1 million when compared to the year-earlier period.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company's current committed and undrawn liquidity stands at over $2.4 billion in addition to $242.8 million of cash on hand at April 2, 2022. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity (in millions):

	April 2, 2022	December 31, 2021	Change
Working capital	$6,157	$5,709	$448
Cash and cash equivalents	243	222	21
Short-term debt	317	383	(66)
Long-term debt	2,791	2,244	547

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. Working capital, as a percentage of sales was 17.0% and 14.1% at April 2, 2022 and April 3, 2021, respectively. The change in working capital during the first quarter, compared to the year-earlier period, was primarily attributable to increases in inventories and decreases in accounts payable.

Index

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At April 2, 2022 and December 31, 2021, the company had cash and cash equivalents of $242.8 million and $222.2 million, respectively, of which $221.9 million and $211.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.1 billion are still available for distribution in future periods as of April 2, 2022. The company has not reversed its assertion to indefinitely reinvest the residual $2.7 billion of undistributed earnings of its foreign subsidiaries and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings.

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category (in millions):

	Borrowing Capacity	Outstanding Borrowings		Average Daily Balance Outstanding
				Quarter Ended
		April 2, 2022	December 31, 2021	April 2, 2022	April 3, 2021
North American asset securitization program	$1,250	$800	$—	$682	$294
Revolving credit facility	2,000	45	—	12	16
Commercial paper program (a)	1,200	—	—	342	107
Uncommitted lines of credit	200	—	—	5	—
(a)    Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

The company has an EMEA asset securitization program under which the company will continuously sell its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. The program has a limit of €400 million on a revolving basis. Refer to Note D “Accounts Receivables” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company's capital resources (in millions):

	Activity	Date	Notional Amount
3.50% notes, due April 2022	Repaid	February 2022	$350
2.95% notes, due February 2032	Issued	December 2021	500
5.125% notes, due March 2021	Repaid	March 2021	131

Refer to Note E, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company's short-term and long-term debt and available financing.

Cash Flows
The following table summarizes the company’s cash flows by category for the periods presented (in millions):

	April 2, 2022	April 3, 2021	Change
Net cash used for operating activities	$(200)	$(5)	$(195)
Net cash provided by investing activities	1	2	(1)
Net cash provided by (used for) financing activities	228	(123)	351

Index

Cash Flows from Operating Activities

The net amount of cash used for the company's operating activities during the first quarter of 2022 and 2021 was $200.2 million and $4.5 million, respectively. The change in cash used for operating activities during 2022, compared to the year-earlier period, related primarily to the timing of payments, increasing growth in customer demand in certain regions and a corresponding increase in working capital, including inventories, which is consistent with the company's historical counter-cyclical cash flow in which the company generates less cash flow in periods of increased demand.

Cash Flows from Investing Activities

The net amount of cash provided by investing activities during the first quarter of 2022 and 2021 was $0.9 million and $2.0 million, respectively. The change in cash provided by investing activities related primarily to proceeds from the sale of property plant and equipment during the first quarter of 2021, offset largely by proceeds from collection of notes receivable during the first quarter of 2022.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities was a source of $227.6 million during the first quarter of 2022 compared to a use of $123.2 million in the year-earlier period. The change in cash provided by financing activities related primarily to higher net proceeds from long-term bank borrowings during the first quarter of 2022, offset partially by increased cash used for redemption of notes and repurchases of common stock.

Capital Expenditures

Capital expenditures for the first quarter of 2022 and 2021 were $19.3 million and $20.2 million, respectively. The company expects capital expenditures to be approximately $100 million for fiscal year 2022.

Share-Repurchase Program

The company repurchased 2.0 million shares of common stock for $250 million and 1.4 million shares of common stock for $150 million in the first quarters of 2022 and 2021, respectively. As of April 2, 2022, approximately $513 million remained available for repurchase under the program. The stock-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions and dividend payments, debt repayment obligations or repurchases of debt, stock price, and economic and market conditions. The stock-repurchase program may be accelerated, suspended, delayed or discontinued at any time subject to the approval by the company's Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, and operating leases that were summarized in the section titled "Contractual Obligations" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Refer to the section above titled "Revolving Credit Facilities and Debt" for updates to our short-term and long-term debt obligations. As of April 2, 2022, there were no other material changes to the contractual obligations of the company.

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

Index

There have been no significant changes to our critical accounting policies and estimates during the first quarter of 2022. Refer to the section titled "Critical Accounting Estimates" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's, in the company's Annual Report on Form 10-K for the year ended December 31, 2021.

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Interim Principal Financial Officer, who is currently performing the functions of the Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 2, 2022 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Interim Principal Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of April 2, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

Other than the additional, new risk factor set below, there have been no material changes to the company's risk factors from those discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing conflict between Ukraine and Russia could adversely affect our business, consolidated financial condition, and results of operations.

Russia's recent military actions against Ukraine has led to an unprecedented expansion of export restrictions and sanctions imposed by the United States, the European Union, the United Kingdom, and numerous other countries against Russia and Belarus. In addition, Russian authorities have imposed significant currency control measures, other sanctions, and imposed other economic and financial restrictions. The situation is rapidly evolving, and further sanctions and export restrictions could negatively impact the global economy and financial markets and could adversely affect our business, consolidated financial condition, and results of operations.

The conflict may result in an increased likelihood of cyber-attacks that could directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our services or systems, or those of our vendors, suppliers, or customers, if successful, could harm our business both reputationally and financially. Measures to remediate such cyber-attacks may be costly and could have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any material disruptions to our infrastructure, supplies, technology systems, or networks resulting from the situation in Ukraine.

We cannot predict the progress, outcome, or impact of the conflict in Ukraine, Russia, or Belarus as the conflict, and any resulting government reactions are beyond our control. We are actively monitoring the conflict in Ukraine to assess its impact on our business, as well as on our vendors, suppliers, customers, and other parties with whom we do business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended April 2, 2022 (in thousands except share and per share data):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
January 1 through January 29, 2022	374,041	$133.68	374,041	$713,468
January 30 through February 26, 2022	362,495	121.38	362,495	669,468
February 27 through April 2, 2022	1,278,809	121.99	1,278,809	513,468
Total	2,015,345		2,015,345

(a)During 2022, the company was authorized to purchase up to $1,200,000 of the company's common stock under its share-repurchase program. Of the total authorized shares available for repurchase, $686,532 has been utilized, while the $513,468 in the table represents the remaining amount available for repurchase under the program as of April 2, 2022.

Index
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

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 5, 2022	By:	/s/ Richard A. Seidlitz
Richard A. Seidlitz
Vice President, Principal Accounting Officer, and Interim Principal Financial Officer