Form 10-Q
period 2022-07-02
ARROW ELECTRONICS INC
filed 2022-08-04
CIK 7536

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

There were 64,172,339 shares of Common Stock outstanding as of July 28, 2022.

Index

ARROW ELECTRONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sales	$9,460,842	$8,562,631	$18,534,967	$16,948,550
Cost of sales	8,224,628	7,562,526	16,091,249	15,018,335
Gross profit	1,236,214	1,000,105	2,443,718	1,930,215
Operating expenses:
Selling, general, and administrative expenses	653,640	602,084	1,297,565	1,176,651
Depreciation and amortization	47,252	48,539	95,557	98,870
Restructuring, integration, and other charges	2,494	8,960	7,392	14,669
	703,386	659,583	1,400,514	1,290,190
Operating income	532,828	340,522	1,043,204	640,025
Equity in earnings of affiliated companies	2,165	190	3,008	1,034
Gain (loss) on investments, net	(9,744)	6,726	(7,733)	9,519
Employee benefit plan expense, net	(835)	(1,438)	(1,724)	(2,668)
Interest and other financing expense, net	(38,506)	(30,685)	(72,491)	(64,341)
Income before income taxes	485,908	315,315	964,264	583,569
Provision for income taxes	114,413	74,113	226,773	135,139
Consolidated net income	371,495	241,202	737,491	448,430
Noncontrolling interests	1,161	561	2,408	1,468
Net income attributable to shareholders	$370,334	$240,641	$735,083	$446,962
Net income per share:
Basic	$5.60	$3.27	$10.98	$6.02
Diluted	$5.54	$3.23	$10.84	$5.94
Weighted-average shares outstanding:
Basic	66,078	73,693	66,964	74,294
Diluted	66,851	74,611	67,797	75,197

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Consolidated net income	$371,495	$241,202	$737,491	$448,430
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(221,200)	13,699	(271,110)	(48,222)
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	14,251	223	13,676	5,529
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	11,679	(19,360)	19,884	16,992
Employee benefit plan items, net of taxes	89	1,148	188	982
Other comprehensive loss	(195,181)	(4,290)	(237,362)	(24,719)
Comprehensive income	176,314	236,912	500,129	423,711
Less: Comprehensive income (loss) attributable to non-controlling interests	(975)	1,011	(597)	65
Comprehensive income attributable to shareholders	$177,289	$235,901	$500,726	$423,646

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	July 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$225,596	$222,194
Accounts receivable, net	10,851,466	11,123,946
Inventories	4,886,562	4,201,965
Other current assets	460,808	345,218
Total current assets	16,424,432	15,893,323
Property, plant, and equipment, at cost:
Land	5,691	5,736
Buildings and improvements	184,677	186,097
Machinery and equipment	1,528,875	1,523,919
	1,719,243	1,715,752
Less: Accumulated depreciation and amortization	(1,093,656)	(1,032,941)
Property, plant, and equipment, net	625,587	682,811
Investments in affiliated companies	65,732	63,695
Intangible assets, net	175,854	195,029
Goodwill	2,020,574	2,080,371
Other assets	582,271	620,311
Total assets	$19,894,450	$19,535,540
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,162,534	$9,617,084
Accrued expenses	1,244,505	1,326,386
Short-term borrowings, including current portion of long-term debt	626,048	382,619
Total current liabilities	11,033,087	11,326,089
Long-term debt	2,856,490	2,244,443
Other liabilities	606,590	624,162
Commitments and contingencies (Note J)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2022 and 2021
Issued - 125,424 shares in both 2022 and 2021	125,424	125,424
Capital in excess of par value	1,198,530	1,189,845
Treasury stock (60,821 and 57,358 shares in 2022 and 2021, respectively), at cost	(4,080,505)	(3,629,265)
Retained earnings	8,523,031	7,787,948
Accumulated other comprehensive loss	(426,014)	(191,657)
Total shareholders’ equity	5,340,466	5,282,295
Noncontrolling interests	57,817	58,551
Total equity	5,398,283	5,340,846
Total liabilities and equity	$19,894,450	$19,535,540

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Consolidated net income	$737,491	$448,430
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	95,557	98,870
Amortization of stock-based compensation	31,236	21,967
Equity in earnings of affiliated companies	(3,008)	(1,034)
Deferred income taxes	(6,684)	12,069
Loss (gain) on investments, net	7,733	(9,519)
Other	2,366	6,133
Change in assets and liabilities:
Accounts receivable, net	(34,207)	283,042
Inventories	(755,892)	(370,212)
Accounts payable	(315,459)	(277,663)
Accrued expenses	60,123	83,102
Other assets and liabilities	(102,086)	(18,341)
Net cash provided by (used for) operating activities	(282,830)	276,844
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(36,244)	(41,109)
Proceeds from sale of property, plant, and equipment	—	22,171
Proceeds from collections of notes receivable	20,542	—
Net cash used for investing activities	(15,702)	(18,938)
Cash flows from financing activities:
Change in short-term and other borrowings	296,022	(14,831)
Proceeds from long-term bank borrowings, net	910,000	134,241
Redemption of notes	(350,000)	(130,860)
Proceeds from exercise of stock options	15,672	41,317
Repurchases of common stock	(483,963)	(411,327)
Other	(137)	(159)
Net cash provided by (used for) financing activities	387,594	(381,619)
Effect of exchange rate changes on cash	(85,660)	(5,832)
Net increase (decrease) in cash and cash equivalents	3,402	(129,545)
Cash and cash equivalents at beginning of period	222,194	373,615
Cash and cash equivalents at end of period	$225,596	$244,070

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883
Consolidated net income	—	—	—	370,334	—	1,161	371,495
Other comprehensive loss	—	—	—	—	(193,045)	(2,136)	(195,181)
Amortization of stock-based compensation	—	13,885	—	—	—	—	13,885
Shares issued for stock-based compensation awards	—	(1,950)	6,320	—	—	—	4,370
Repurchases of common stock	—	—	(225,032)	—	—	—	(225,032)
Distributions	—	—	—	—	—	(137)	(137)
Balance at July 2, 2022	$125,424	$1,198,530	$(4,080,505)	$8,523,031	$(426,014)	$57,817	$5,398,283

Index

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446
Consolidated net income	—	—	—	240,641	—	561	241,202
Other comprehensive income (loss)	—	—	—	—	(4,740)	450	(4,290)
Amortization of stock-based compensation	—	8,744	—	—	—	—	8,744
Shares issued for stock-based compensation awards	—	172	15,054	—	—	—	15,226
Repurchases of common stock	—	—	(250,708)	—	—	—	(250,708)
Distributions	—	—	—	—	—	(159)	(159)
Balance at July 3, 2021	$125,424	$1,175,470	$(3,134,484)	$7,126,713	$(128,201)	$59,539	$5,224,461

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

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2021 (a)	$882,948	$1,197,423	$2,080,371
Foreign currency translation adjustment	(12,794)	(47,003)	(59,797)
Balance as of July 2, 2022 (a)	$870,154	$1,150,420	$2,020,574

(a)     The total carrying value of goodwill as of July 2, 2022 and December 31, 2021 in the table above is reflected net of $1,588,955 of accumulated impairment charges, of which $1,287,100 was recorded in the global components business segment and $301,855 was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of July 2, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$297,235	$(162,065)	$135,170
Amortizable trade name	74,000	(33,316)	40,684
	$371,235	$(195,381)	$175,854

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$322,335	$(173,123)	$149,212
Amortizable trade name	74,049	(28,232)	45,817
	$396,384	$(201,355)	$195,029

During the second quarter of 2022 and 2021, the company recorded amortization expense related to identifiable intangible assets of $8,830 and $9,316, respectively. During the first six months of 2022 and 2021 amortization expense related to identifiable intangible assets was $17,848 and $18,642, respectively.

Note C – Investments in Affiliated Companies

The company owns a 50% interest in each of the two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	July 2, 2022	December 31, 2021
Marubun/Arrow	$55,335	$53,415
Other	10,397	10,280
	$65,732	$63,695

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Marubun/Arrow	$1,746	$35	$2,540	$892
Other	419	155	468	142
	$2,165	$190	$3,008	$1,034

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of July 2, 2022 and December 31, 2021.

Note D – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 2, 2022	December 31, 2021
Accounts receivable	$10,939,366	$11,199,847
Allowances for doubtful accounts	(87,900)	(75,901)
Accounts receivable, net	$10,851,466	$11,123,946

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Changes in the allowance for doubtful accounts consists of the following:

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance at beginning of period	$75,901	$92,792
Charged to income	20,189	1,544
Translation adjustments	(1,893)	(536)
Writeoffs	(6,297)	(12,180)
Balance at end of period	$87,900	$81,620

The global economic impact from COVID-19 may adversely affect the credit condition of some customers. The company has considered the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of July 2, 2022. The impact of COVID-19 on customers’ credit condition is highly uncertain and will largely depend on the outcome of future events, which could cause credit losses to increase.

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

Sales of accounts receivables to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
EMEA asset securitization, sales of accounts receivables	$540,051	$545,221	$1,109,267	$1,062,263

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets, and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held by Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” in the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Other amounts related to the EMEA asset securitization program:

	July 2, 2022	December 31, 2021
Receivables sold to unaffiliated financial institutions that were uncollected	$423,385	$453,292
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	847,434	745,965

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 2, 2022, the company was in compliance with all such financial covenants.

Note E – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	July 2, 2022	December 31, 2021
3.50% notes, due April 2022	$—	$349,779
4.50% notes, due March 2023	299,585	—
Commercial Paper	255,952	—
Other short-term borrowings	70,511	32,840
	$626,048	$382,619

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 1.79% and 1.41% at July 2, 2022 and December 31, 2021, respectively.

The company has $200,000 in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at July 2, 2022 and December 31, 2021. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 1.70% and 1.50% at July 2, 2022 and December 31, 2021, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $255,952 in outstanding borrowings under this program at July 2, 2022. There were no outstanding borrowings under this program at December 31, 2021. The commercial paper program had a weighted-average effective interest rate of 2.24% and 0.29% at July 2, 2022 and December 31, 2021, respectively.

Long-term debt consists of the following:

	July 2, 2022	December 31, 2021
North American asset securitization program	$910,000	$—
4.50% notes, due 2023	—	299,283
3.25% notes, due 2024	497,586	497,060
4.00% notes, due 2025	347,997	347,657
7.50% senior debentures, due 2027	110,062	110,021
3.875% notes, due 2028	496,132	495,823
2.95% notes, due 2032	494,269	494,022
Other obligations with various interest rates and due dates	444	577
	$2,856,490	$2,244,443

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	July 2, 2022	December 31, 2021
4.50% notes, due 2023	$—	$309,000
3.25% notes, due 2024	490,500	522,000
4.00% notes, due 2025	348,000	374,000
7.50% senior debentures, due 2027	124,000	136,000
3.875% notes, due 2028	480,500	542,500
2.95% notes, due 2032	422,000	504,500

The carrying amount of the company’s other short-term borrowings, revolving credit facility, 4.50% notes due in 2023, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2,000,000 revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.08% at July 2, 2022), which is based on the company’s credit ratings, or an effective interest rate of 1.99% at July 2, 2022. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at July 2, 2022. The company had no outstanding borrowings under the revolving credit facility at July 2, 2022 and December 31, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1,250,000 under the program which matures in March 2024. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (0.45% at July 2, 2022), or an effective interest rate of 2.25% at July 2, 2022. The facility fee is 0.40% of the total borrowing capacity.

The company had $910,000 in outstanding borrowings under the North American asset securitization program at July 2, 2022, which was included in “Long-term debt” in the company’s consolidated balance sheets. There were no outstanding borrowings under the North American asset securitization program at December 31, 2021. Total collateralized accounts receivable of approximately $2,656,544 and $2,735,145 were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at July 2, 2022 and December 31, 2021, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 2, 2022, the company was in compliance with all such financial covenants.

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

Interest and other financing expense, net, includes interest and dividend income of $5,994 and $10,501 for the second quarter and first six months of 2022, respectively, and $3,745 and $7,851 for the second quarter and first six months of 2021, respectively.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets measured at fair value on a recurring basis at July 2, 2022:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$5,605	$—	$—	$5,605
Equity investments (b)	Other assets	47,398	—	—	47,398
Interest rate swaps designated as cash flow hedges	Other assets	—	46,286	—	46,286
Foreign exchange contracts designated as net investment hedges	Other assets/ other current assets	—	63,049	—	63,049
		$53,003	$109,335	$—	$162,338

The following table presents assets measured at fair value on a recurring basis at December 31, 2021:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$4,812	$—	$—	$4,812
Equity investments (b)	Other assets	56,985	—	—	56,985
Interest rate swaps designated as cash flow hedges	Other assets	—	21,831	—	21,831
Foreign exchange contracts designated as net investment hedges	Other assets	—	40,612	—	40,612
		$61,797	$62,443	$—	$124,240

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized loss of $4,975 and $10,660 for the second quarter and first six months of 2022, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $3,840 and $5,241 for the second quarter and first six months of 2021, respectively, on equity securities held at the end of the quarter.

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
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At July 2, 2022 and December 31, 2021, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount	Weighted-Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, and Canadian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at July 2, 2022 and December 31, 2021 was $1,421,339 and $1,125,997, respectively.

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

At July 2, 2022 and December 31, 2021 the following foreign exchange contracts were designated as net investment hedges:

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Six Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,201	$2,201	$4,402	$4,402
Interest rate swaps, cash flow hedge	Interest Expense	(897)	(356)	(1,765)	(707)
Total		$1,304	$1,845	$2,637	$3,695
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$15,921	$1,895	$17,015	$8,873
Interest rate swaps, cash flow hedge		10,998	(19,620)	18,545	16,465
Total		$26,919	$(17,725)	$35,560	$25,338

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to Interest and other financing expenses, net.
(b)Includes derivative gains (losses) of $2,460 and $4,318 for the second quarter of 2022 and 2021, respectively, and $(2,549) and $(773) for six months ended July 2, 2022 and July 3, 2021, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

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

Note G – Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Restructuring and integration charges - current period actions	$1,619	$5,161	$4,344	$10,011
Restructuring and integration charges (credits) - actions taken in prior periods	(426)	94	906	1,494
Other charges	1,301	3,705	2,142	3,164
	$2,494	$8,960	$7,392	$14,669
Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $8,858 and $11,201 at July 2, 2022 and December 31, 2021, respectively. During the second quarter and first six months of 2022, the company made $61 and $7,016 of payments related to restructuring and

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

integration accruals, and recorded $1,193 and $5,250 in restructuring and integration charges, respectively. The remaining changes to the accrual related to changes in foreign exchange rates during the year. Substantially all amounts accrued at July 2, 2022, and all restructuring and integration charges for the first six months of 2022, relate to the termination of personnel and are expected to be spent in cash within one year.

Other Charges

Other charges for the second quarter and the first six months of 2021 of $3,705 and $3,164, respectively, include $4,482 in impairment related to various long lived assets recorded for the second quarter and first six months of 2021.

Note H – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income attributable to shareholders	$370,334	$240,641	$735,083	$446,962
Weighted-average shares outstanding - basic	66,078	73,693	66,964	74,294
Net effect of various dilutive stock-based compensation awards	773	918	833	903
Weighted-average shares outstanding - diluted	66,851	74,611	67,797	75,197
Net income per share:
Basic	$5.60	$3.27	$10.98	$6.02
Diluted (a)	$5.54	$3.23	$10.84	$5.94

(a)Stock-based compensation awards for the issuance of 177 and 49 shares for the second quarter and first six months of 2022 and 2 and 3 shares for the second quarter and first six months of 2021, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive income, excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$(218,602)	$13,594	$(267,302)	$(45,954)
Amounts reclassified into income	(462)	(345)	(803)	(865)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications	15,921	1,895	17,015	8,873
Amounts reclassified into income	(1,670)	(1,672)	(3,339)	(3,344)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	10,998	(19,620)	18,545	16,465
Amounts reclassified into income	681	260	1,339	527
Employee Benefit Plan Items, Net:
Amounts reclassified into income	89	1,148	188	982
Net change in Accumulated other comprehensive loss	$(193,045)	$(4,740)	$(234,357)	$(23,316)

(a)     Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $36,623 and $28,365 for the second quarter and first six months of 2022, and $1,360 and $(1,237) for the second quarter and first six months of 2021, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of July 2, 2022:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2020	$600,000	$600,000	$—
July 2021	600,000	600,000	—
December 2021	600,000	311,531	288,469
Total	$1,800,000	$1,511,531	$288,469

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In the second quarter and first six months of 2022, the company repurchased 1,930 and 3,945 shares of common stock for $224,999 and $474,999, respectively, under the program. In the second quarter and first six months of 2021, the company repurchased 2,119 and 3,563 shares of common stock for $249,999 and $399,999, respectively, under the program. As of July 2, 2022, approximately $288,469 remained available for repurchase under the program.

Note J – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers, pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8,000 has been spent to date, and the company currently anticipates no additional investigative-related expenditures. The cost of subsequent remediation at the site is estimated to be between $2,500 and $10,000.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above, because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

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

Approximately $79,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities, and the company currently estimates that these activities will give rise to an additional $4,000 to $17,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Components:
Americas	$2,479,362	$1,970,756	$4,819,905	$3,671,929
EMEA	1,808,404	1,490,662	3,735,407	3,059,264
Asia/Pacific	3,173,786	3,149,343	6,105,315	6,322,821
Global components	$7,461,552	$6,610,761	$14,660,627	$13,054,014

ECS:
Americas	$1,160,796	$1,167,355	$2,208,645	$2,318,693
EMEA	838,494	784,515	1,665,695	1,575,843
Global ECS	$1,999,290	$1,951,870	$3,874,340	$3,894,536
Consolidated	$9,460,842	$8,562,631	$18,534,967	$16,948,550

Operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating income (loss):
Global components (a)	$524,494	$327,036	$1,023,836	$616,419
Global ECS	83,970	81,099	169,768	158,458
Corporate (b)	(75,636)	(67,613)	(150,400)	(134,852)
Consolidated	$532,828	$340,522	$1,043,204	$640,025

(a)Global components operating income includes $8,166 and $12,477 related to proceeds from legal settlements for the second quarter and first six months of 2021 (Refer to Note J). Global components operating income for the second quarter and first six months of 2021 includes $4,482 in restructuring, integration, and other charges.
(b)Corporate operating income includes restructuring, integration, and other charges of $2,494 and $7,392 for the second quarter and first six months of 2022, and $4,478 and $10,187 for the second quarter and first six months of 2021, respectively.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: disruptions or inefficiencies in the supply chain, including any potential adverse effects of the ongoing global COVID-19 pandemic, impacts of the conflict in Ukraine, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets, economic conditions, including changes in inflation rates, tax rates, or the availability of capital, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company's future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

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

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance, especially when comparing results with previous periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, and not as a substitute for data presented in accordance with GAAP.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the second quarter of 2022, approximately 79% of the company’s sales were from the global components business segment, and approximately 21% of the company’s sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2022 increased by 10.5% and 9.4%, respectively, compared with the year-earlier period. The increase for the second quarter of 2022 was driven by a 12.9% increase in the global components business segment sales and a 2.4% increase in global ECS business segment sales. The increase for the first six months of 2022 was driven by a 12.3% increase in the global components business segment sales offset by a 0.5% decrease in global ECS business segment sales. Adjusted for the change in foreign currencies, non-GAAP consolidated sales increased 14.4% and 12.3% for the second quarter and first six months of 2022, respectively, compared with the year-earlier period.

The company reported net income attributable to shareholders of $370.3 million and $735.1 million in the second quarter and first six months of 2022, respectively, compared with $240.6 million and $447.0 million in the year-earlier period. Non-GAAP net income attributable to shareholders for the second quarter and first six months of 2022 increased to $386.3 million and $759.8 million, respectively, compared with $249.3 million and $464.9 million in the year-earlier period. Non-GAAP net income attributable to shareholders is adjusted for the following items:

Second quarters of 2022 and 2021:

•restructuring, integration, and other charges of $2.5 million in 2022 and $9.0 million in 2021;
•identifiable intangible asset amortization of $8.8 million in 2022 and $9.3 million in 2021; and
•net loss on investments of $9.7 million in 2022 and net gain on investments of $6.7 million in 2021.

First six months of 2022 and 2021:

•restructuring, integration, and other charges of $7.4 million in 2022 and $14.7 million in 2021;
•identifiable intangible asset amortization of $17.8 million in 2022 and $18.6 million in 2021; and
•net loss on investments of $7.7 million in 2022 and net gain on investments of $9.5 million in 2021.

Impact of the COVID-19 Pandemic and Macroeconomic Conditions:

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

During the first six months of 2022, certain of our distribution centers and customer’s facilities located in the Asia/Pacific region experienced COVID-19 related lockdowns. As a result, the global components business in the Asia/Pacific region experienced some delays in fulfilling orders, receiving inventory and exacerbated supply chain constraints.

Index

These and other adverse macroeconomic conditions, including but not limited to inflation, slower growth or recession, and political uncertainty, may adversely affect the company's consolidated results of operations in the future and may affect the credit condition of some customers, which could increase delays in customer payments and credit losses.

Despite these challenges, the company believes it has efficiently managed the global supply chain requirements of customers and suppliers to date, and as a result, during the second quarter and first six months of 2022 the company's global components business benefited from rising demand and higher prices for certain products leading to improved profit margins globally.

Management is actively monitoring the impact of changes in the global macroeconomic environment on its financial condition, liquidity, operations, suppliers, industry and workforce. The extent to which COVID-19, ongoing supply constraints, and other factors discussed above will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the current conditions, and the impact of actions taken and that will be taken to contain COVID-19 or address supply chain constraints and continued customer demand, among others. These future developments are highly uncertain and cannot be predicted with confidence; however, the company currently expects component supply to remain well below demand through the better part of 2022.

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

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Consolidated sales, as reported	$9,461	$8,563	10.5%	$18,535	$16,949	9.4%
Impact of changes in foreign currencies	—	(291)		—	(442)
Non-GAAP consolidated sales*	$9,461	$8,272	14.4%	$18,535	$16,506	12.3%

Global components sales, as reported	$7,462	$6,611	12.9%	$14,661	$13,054	12.3%
Impact of changes in foreign currencies	—	(192)		—	(292)
Non-GAAP global components sales	$7,462	$6,419	16.2%	$14,661	$12,762	14.9%

Global ECS sales, as reported	$1,999	$1,952	2.4%	$3,874	$3,895	(0.5)%
Impact of changes in foreign currencies	—	(99)		—	(150)
Non-GAAP global ECS sales*	$1,999	$1,853	7.9%	$3,874	$3,744	3.5%
* The sum of the components for sales, as reported, and non-GAAP sales may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2022 increased by $898.2 million, or 10.5%, and $1.6 billion, or 9.4%, respectively, compared with the year-earlier period. The increase for the second quarter of 2022 was driven by an increase in global components segment sales of $850.8 million, or 12.9% and an increase in global ECS business segment sales of $47.4 million, or 2.4%. The increase for the first six months of 2022 was driven by an increase in global components segment sales of $1.6 billion, or 12.3% offset by a decrease in global ECS business segment sales of $20.2 million, or 0.5%. Non-GAAP consolidated sales, adjusted for the impact of changes in foreign currencies, increased 14.4% and 12.3% for the second quarter and first six months of 2022 compared with the year-earlier period.

Second quarter 2022 global components sales growth compared to the year-earlier period was primarily due to stronger demand driving both higher sales volumes and favorable pricing, offset partially by the impact of changes in foreign exchange rates. Growth in sales for the period was greater than 20% in both the Americas and EMEA regions, and increases related to most major verticals. Asia/Pacific sales volumes were negatively impacted by COVID-19 related lockdowns and product mix during the second quarter and first six months of 2022; however, lower volumes were largely offset by higher prices.

Index

Sales from the global ECS business benefited from a healthy IT demand environment in the second quarter of 2022 relative to the year-earlier period, especially in the EMEA region which saw strength across the region in all technologies; however, sales were negatively impacted by changes in foreign exchange rates, and continued to see some headwinds from supply chain shortages impacting hardware sales, particularly in the Americas region.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Consolidated gross profit, as reported	$1,236	$1,000	23.6%	$2,444	$1,930	26.6%
Impact of changes in foreign currencies	—	(41)		—	(62)
Non-GAAP consolidated gross profit*	$1,236	$959	28.9%	$2,444	$1,869	30.8%
Consolidated gross profit as a percentage of sales, as reported	13.1%	11.7%	140 bps	13.2%	11.4%	180 bps
Non-GAAP consolidated gross profit as a percentage of non-GAAP sales	13.1%	11.6%	150 bps	13.2%	11.3%	190 bps
* The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $1.2 billion and $2.4 billion in the second quarter and first six months of 2022, respectively, compared with $1.0 billion and $1.9 billion in the year-earlier period. During the second quarter and first six months of 2022, gross profit increased 23.6% and 26.6%, respectively on a GAAP basis, and 28.9% and 30.8%, respectively, on a non-GAAP basis respectively, compared with the year-earlier period. Gross profit margins in the second quarter increased by 140 bps and 150 bps, on a GAAP and non-GAAP basis, respectively, compared with the year-earlier period. Gross profit margins in the first six months increased by 180 bps and 190 bps, on a GAAP and non-GAAP basis, respectively, compared with the year-earlier period.

The increases in gross profit margins during the second quarter of 2022 related primarily to significant improvements in pricing and margins in both the Asia/Pacific and Americas regions of the global components business, due to the current market conditions, product mix shifting towards higher margin products, and the global supply chain issues discussed above, as well as the company's ability to secure inventory to meet strong demand. Growing demand in global supply chain services offerings continued to have a positive impact on gross margins during the second quarter and first six months of 2022 compared with the year-earlier period.

The company is currently experiencing benefits to gross margins in the global components business due to the factors discussed above, which may not be representative of future trends or conditions. As such, the current gross margins may not be sustainable.

Gross profit margins from the global ECS business were in line with the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Selling, general, and administrative expenses, as reported	$654	$602	8.6%	$1,298	$1,177	10.3%
Depreciation and amortization, as reported	47	49	(2.7)%	96	99	(3.4)%
Operating expenses+ *	$701	$651	7.7%	$1,393	$1,276	9.2%
Impact of changes in foreign currencies	—	(26)		—	(39)
Non-GAAP operating expenses*	$701	$624	12.3%	$1,393	$1,237	12.6%
Operating expenses as a percentage of sales	7.4%	7.6%	(20) bps	7.5%	7.5%	flat
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.4%	7.5%	(10) bps	7.5%	7.5%	flat
+Operating expenses discussed here are presented before restructuring, integration, and other charges.

Index

*The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $51.6 million, or 8.6%, and $120.9 million, or 10.3% in the second quarter and first six months of 2022, respectively, on a sales increase of 10.5% and 9.4% compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 6.9% and 7.0% for second quarter and first six months of 2022, respectively, compared with 7.0% and 6.9% in the year-earlier period. In the second quarter and first six months of 2021, the company received $8.2 million and $12.5 million, respectively, in settlement funds in connection with certain class action claims (Refer to Note J), which were recorded as a benefit within selling, general, and administrative expenses.

Depreciation and amortization expense as a percentage of operating expenses was 6.7% and 6.9% for the second quarter and first six months of 2022 compared with 7.5% and 7.8% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $8.8 million and $17.8 million for the second quarter and first six months of 2022 compared to $9.3 million and $18.6 million in the year-earlier period.

Operating expenses as a percentage of sales during the second quarter and first six months of 2022, respectively was 7.4% and 7.5% compared to 7.6% and 7.5% in the year-earlier period.

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The company recorded restructuring, integration, and other charges of $2.5 million and $7.4 million, and $9.0 million and $14.7 million for the second quarter and first six months of 2022 and 2021, respectively. The other charges include $4.5 million in impairment related to various long lived assets recorded during the second quarter and first six months of 2021.

As of July 2, 2022, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note G, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Consolidated operating income, as reported	$533	$341	56.5%	$1,043	$640	63.0%
Identifiable intangible asset amortization	9	9		18	19
Restructuring, integration, and other charges	2	9		7	15
Non-GAAP consolidated operating income*	$544	$359	51.7%	$1,068	$673	58.7%
Consolidated operating income as a percentage of sales, as reported	5.6%	4.0%	160 bps	5.6%	3.8%	180 bps
Non-GAAP consolidated operating income, as a percentage of sales	5.8%	4.2%	160 bps	5.8%	4.0%	180 bps
* The sum of the components of non-GAAP consolidated operating income may not agree to totals, as presented, due to rounding.

The company recorded operating income of $532.8 million, or 5.6% of sales, and operating income of $1.0 billion, or 5.6% of sales, in the second quarter and first six months of 2022, respectively, compared with operating income of $340.5 million, or 4.0% of sales, and operating income of $640.0 million, or 3.8% of sales, in the year-earlier period. Non-GAAP operating income was $544.2 million, or 5.8% of sales, and $1.1 billion, or 5.8% of sales, in the second quarter and first six months of 2022, compared with non-GAAP operating income of $358.8 million, or 4.2% of sales, and $673.3 million, or 4.0% of sales, in the year-earlier period. During the second quarter and first six months of 2022, changes in foreign currencies had a negative impact on operating income of approximately $14.1 million and $22.4 million, respectively, when compared to the year-earlier period.

Operating income, as a percentage of sales, increased 160 bps and 180 bps for the second quarter and first six months of 2022, respectively, with operating margins increasing primarily in the global components business compared to the year-earlier period. Increases from global components relate primarily to the increases in sales and gross margins discussed above.

Index

Gain (Loss) on Investments, Net

During the second quarter and first six months of 2022 and 2021, respectively, the company recorded a loss of $9.7 million and $7.7 million and a gain of $6.7 million and $9.5 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $38.5 million and $72.5 million for the second quarter and first six months of 2022 compared with $30.7 million and $64.3 million in the year-earlier period. The increase for the second quarter and first six months of 2022 primarily relates to higher borrowings and interest rates on credit facilities.

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

Following is an analysis of the company's effective income tax rate:

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Effective income tax rate	23.5%	23.5%	23.5%	23.2%
Identifiable intangible asset amortization	0.1%	0.1%	0.1%	—%
Restructuring, integration, and other charges	—%	—%	—%	(0.1)%
Non-GAAP effective income tax rate*	23.6%	23.5%	23.5%	23.2%
* The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 23.5% and 23.2% for the second quarter and first six months of 2021 to 23.5% and 23.5% for the second quarter and first six months of 2022 is primarily driven by discrete items, such as stock-based compensation, and changes in the mix of tax jurisdictions where taxable income is generated.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income attributable to shareholders, as reported	$370	$241	$735	$447
Identifiable intangible asset amortization*	9	9	17	18
Restructuring, integration, and other charges	2	9	7	15
Gain (loss) on investments, net	10	(7)	8	(10)
Tax effect of adjustments above	(5)	(3)	(8)	(6)
Non-GAAP net income attributable to shareholders**	$386	$249	$760	$465
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
** The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $370.3 million and $735.1 million in the second quarter and first six months of 2022 compared with $240.6 million and $447.0 million in the year-earlier period. Non-GAAP net income attributable to shareholders was $386.3 million and $759.8 million for the second quarter and first six months of 2022 compared with $249.3 million and $464.9 million in the year-earlier period. During the second quarter and first six months of 2022, changes

Index

in foreign currencies had a negative impact on net income of approximately $12.0 million and $16.1 million when compared to the year-earlier period.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company's current committed and undrawn liquidity stands at over $2.0 billion in addition to $225.6 million of cash on hand at July 2, 2022. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity (in millions):

	July 2, 2022	December 31, 2021	Change
Working capital	$6,575	$5,709	$866
Cash and cash equivalents	226	222	4
Short-term debt	626	383	243
Long-term debt	2,856	2,244	612

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first six months of 2022 was primarily attributable to increases in inventories. The company continues to invest in inventories to help mitigate the impact of supply shortages and support the strong demand environment. Additionally, inflationary market conditions increasing the cost of inventory and extended lead times caused by the supply chain constraints discussed above are also contributing to higher inventory levels.

Working capital as a percentage of sales, which is defined as working capital divided by annualized sales, increased to 17.4% for the first six months of 2022, compared to 14.2% in the year-earlier period. The increase was primarily due to higher accounts receivable driven by higher sales volume and higher inventory related to the factors discussed above, offset partially by the timing of payables.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At July 2, 2022 and December 31, 2021, the company had cash and cash equivalents of $225.6 million and $222.2 million, respectively, of which $220.3 million and $211.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $2.0 billion are still available for distribution in future periods as of July 2, 2022. The company has not reversed its assertion to indefinitely reinvest the residual $2.9 billion of undistributed earnings of its foreign subsidiaries and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings.

Index

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category (in millions):

	Borrowing Capacity	Outstanding Borrowings		Average Daily Balance Outstanding
				Six Months Ended
		July 2, 2022	December 31, 2021	July 2, 2022	July 3, 2021
North American asset securitization program	$1,250	$910	$—	$806	$281
Revolving credit facility	2,000	—	—	13	12
Commercial paper program (a)	1,200	256	—	392	171
Uncommitted lines of credit	200	—	—	5	—
(a)    Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. The program has a limit of €400 million on a revolving basis. During the first six months of 2022 and 2021, the average daily balance outstanding under the EMEA asset securitization program was $439.3 million and $394.1 million, respectively. Refer to Note D “Accounts Receivables” of the Notes to the Consolidated Financial Statements for further discussion.

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

Cash Flows
The following table summarizes the company’s cash flows by category for the periods presented (in millions):

	July 2, 2022	July 3, 2021	Change
Net cash provided by (used for) operating activities	$(283)	$277	$(560)
Net cash used for investing activities	(16)	(19)	3
Net cash provided by (used for) financing activities	388	(382)	770

Cash Flows from Operating Activities

The net amount of cash used for the company's operating activities during the first six months of 2022 was $282.8 million and the net amount of cash provided by the company's operating activities during the first six months of 2021 was $276.8 million. The change in cash used for operating activities during 2022, compared to the year-earlier period, related primarily to the timing of payments, increasing growth in customer demand in certain regions and a corresponding increase in working capital, including inventories, which is consistent with the company's historical counter-cyclical cash flow in which the company generates less cash flow in periods of increased demand.

Index

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2022 and 2021 was $15.7 million and $18.9 million, respectively. The change in cash used for investing activities related primarily to proceeds from the sale of property plant and equipment during the first six months of 2021, offset largely by proceeds from collection of notes receivable during the first six months of 2022.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities was $387.6 million during the first six months of 2022 compared to a use of $381.6 million in the year-earlier period. The change in cash provided by financing activities related primarily to higher net proceeds from long and short-term bank borrowings during the first six months of 2022, offset partially by increased cash used for redemption of notes.

Capital Expenditures

Capital expenditures for the first six months of 2022 and 2021 were $36.2 million and $41.1 million, respectively. The company expects capital expenditures to be approximately $100 million for fiscal year 2022.

Share-Repurchase Program

The company repurchased 3.9 million shares of common stock for $475 million and 3.6 million shares of common stock for $400 million in the first six months of 2022 and 2021, respectively. As of July 2, 2022, approximately $288 million remained available for repurchase under the share-repurchase program. The stock-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions and dividend payments, debt repayment obligations or repurchases of debt, stock price, and economic and market conditions. The stock-repurchase program may be accelerated, suspended, delayed or discontinued at any time subject to the approval by the company's Board of Directors.

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

Refer to the section above titled "Revolving Credit Facilities and Debt" for updates to our short-term and long-term debt obligations. As of July 2, 2022, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to our critical accounting policies and estimates during the first six months of 2022. Refer to the section titled "Critical Accounting Estimates" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's, in the company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Index

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Interim Principal Financial Officer, who is currently performing the functions of the Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 2, 2022 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Interim Principal Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of July 2, 2022.

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

Russia's recent military actions against Ukraine have led to an unprecedented expansion of export restrictions and sanctions imposed by the United States, the European Union, the United Kingdom, and numerous other countries against Russia and Belarus. In addition, Russian authorities have imposed significant currency control measures, other sanctions, and imposed other economic and financial restrictions. The situation is rapidly evolving, and further sanctions and export restrictions could negatively impact the global economy and financial markets and could adversely affect our business, consolidated financial condition, and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended July 2, 2022 (in thousands except share and per share data):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
April 3 through April 30, 2022	420,120	$113.06	420,120	$465,969
May 1 through May 28, 2022	506,100	123.49	506,100	403,469
May 29 through July 2, 2022	1,003,408	114.61	1,003,408	288,469
Total	1,929,628		1,929,628

(a)During 2021, the company was authorized to purchase up to $1,200,000 of the company's common stock under its share-repurchase program. Of the total authorized shares available for repurchase, $911,531 has been utilized, while the $288,469 in the table represents the remaining amount available for repurchase under the program as of July 2, 2022.

Index
Item 6.    Exhibits

Exhibit Number	Exhibit

31(i)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)**	Amendment letter to Sean J. Kerins, dated May 16, 2022, relating to the Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 4, 2022	By:	/s/ Richard A. Seidlitz
Richard A. Seidlitz
Vice President, Principal Accounting Officer, and Interim Principal Financial Officer