Form 10-Q
period 2022-10-01
ARROW ELECTRONICS INC
filed 2022-11-03
CIK 7536

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

There were 61,508,257 shares of Common Stock outstanding as of October 27, 2022.

Index

ARROW ELECTRONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sales	$9,266,432	$8,512,391	$27,801,399	$25,460,941
Cost of sales	8,079,520	7,436,619	24,170,769	22,454,954
Gross profit	1,186,912	1,075,772	3,630,630	3,005,987
Operating expenses:
Selling, general, and administrative expenses	634,353	625,883	1,931,918	1,802,534
Depreciation and amortization	46,230	48,054	141,787	146,924
Restructuring, integration, and other charges (credits)	3,635	(3,030)	11,027	11,639
	684,218	670,907	2,084,732	1,961,097
Operating income	502,694	404,865	1,545,898	1,044,890
Equity in earnings of affiliated companies	1,718	1,151	4,726	2,185
Gain (loss) on investments, net	(3,480)	1,386	(11,213)	10,905
Employee benefit plan expense, net	(890)	(1,256)	(2,614)	(3,924)
Interest and other financing expense, net	(50,936)	(32,667)	(123,427)	(97,008)
Income before income taxes	449,106	373,479	1,413,370	957,048
Provision for income taxes	105,500	82,929	332,273	218,068
Consolidated net income	343,606	290,550	1,081,097	738,980
Noncontrolling interests	1,207	523	3,615	1,991
Net income attributable to shareholders	$342,399	$290,027	$1,077,482	$736,989
Net income per share:
Basic	$5.33	$4.05	$16.31	$10.04
Diluted	$5.27	$4.00	$16.12	$9.92
Weighted-average shares outstanding:
Basic	64,228	71,671	66,055	73,426
Diluted	64,979	72,571	66,845	74,313

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Consolidated net income	$343,606	$290,550	$1,081,097	$738,980
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(202,716)	(47,385)	(473,826)	(95,607)
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	11,347	5,318	25,023	10,847
Unrealized gain on interest rate swaps designated as cash flow hedges, net of taxes	7,303	3,146	27,187	20,138
Employee benefit plan items, net of taxes	117	499	305	1,481
Other comprehensive loss	(183,949)	(38,422)	(421,311)	(63,141)
Comprehensive income	159,657	252,128	659,786	675,839
Less: Comprehensive loss attributable to non-controlling interests	(878)	(389)	(1,475)	(324)
Comprehensive income attributable to shareholders	$160,535	$252,517	$661,261	$676,163

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	October 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$333,985	$222,194
Accounts receivable, net	11,218,611	11,123,946
Inventories	5,083,378	4,201,965
Other current assets	495,145	345,218
Total current assets	17,131,119	15,893,323
Property, plant, and equipment, at cost:
Land	5,691	5,736
Buildings and improvements	184,091	186,097
Machinery and equipment	1,544,457	1,523,919
	1,734,239	1,715,752
Less: Accumulated depreciation and amortization	(1,138,372)	(1,032,941)
Property, plant, and equipment, net	595,867	682,811
Investments in affiliated companies	66,358	63,695
Intangible assets, net	166,388	195,029
Goodwill	1,979,233	2,080,371
Other assets	566,764	620,311
Total assets	$20,505,729	$19,535,540
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,540,449	$9,617,084
Accrued expenses	1,273,097	1,326,386
Short-term borrowings, including current portion of long-term debt	604,521	382,619
Total current liabilities	11,418,067	11,326,089
Long-term debt	3,187,025	2,244,443
Other liabilities	597,951	624,162
Commitments and contingencies (Note K)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2022 and 2021
Issued - 125,424 shares in both 2022 and 2021	125,424	125,424
Capital in excess of par value	1,201,185	1,189,845
Treasury stock (63,324 and 57,358 shares in 2022 and 2021, respectively), at cost	(4,338,414)	(3,629,265)
Retained earnings	8,865,430	7,787,948
Accumulated other comprehensive loss	(607,878)	(191,657)
Total shareholders’ equity	5,245,747	5,282,295
Noncontrolling interests	56,939	58,551
Total equity	5,302,686	5,340,846
Total liabilities and equity	$20,505,729	$19,535,540

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Consolidated net income	$1,081,097	$738,980
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	141,787	146,924
Amortization of stock-based compensation	35,009	29,606
Equity in earnings of affiliated companies	(4,726)	(2,185)
Deferred income taxes	1,468	9,354
Loss (gain) on investments, net	11,213	(10,820)
Other	2,673	7,672
Change in assets and liabilities:
Accounts receivable, net	(628,974)	(262,272)
Inventories	(1,011,763)	(581,766)
Accounts payable	166,602	136,329
Accrued expenses	192,759	174,583
Other assets and liabilities	(128,909)	4,685
Net cash provided by (used for) operating activities	(141,764)	391,090
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(54,780)	(62,285)
Proceeds from sale of property, plant, and equipment	—	22,171
Proceeds from collections of notes receivable	20,805	373
Net cash used for investing activities	(33,975)	(39,741)
Cash flows from financing activities:
Change in short-term and other borrowings	276,516	(15,986)
Proceeds from long-term bank borrowings, net	1,238,268	289,235
Redemption of notes	(350,000)	(130,860)
Proceeds from exercise of stock options	16,434	44,938
Repurchases of common stock	(725,254)	(661,548)
Other	(137)	(159)
Net cash provided by (used for) financing activities	455,827	(474,380)
Effect of exchange rate changes on cash	(168,297)	(34,652)
Net increase (decrease) in cash and cash equivalents	111,791	(157,683)
Cash and cash equivalents at beginning of period	222,194	373,615
Cash and cash equivalents at end of period	$333,985	$215,932

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883
Consolidated net income	—	—	—	370,334	—	1,161	371,495
Other comprehensive loss	—	—	—	—	(193,045)	(2,136)	(195,181)
Amortization of stock-based compensation	—	13,885	—	—	—	—	13,885
Shares issued for stock-based compensation awards	—	(1,950)	6,320	—	—	—	4,370
Repurchases of common stock	—	—	(225,032)	—	—	—	(225,032)
Distributions	—	—	—	—	—	(137)	(137)
Balance at July 2, 2022	$125,424	$1,198,530	$(4,080,505)	$8,523,031	$(426,014)	$57,817	$5,398,283
Consolidated net income	—	—	—	342,399	—	1,207	343,606
Other comprehensive loss	—	—	—	—	(181,864)	(2,085)	(183,949)
Amortization of stock-based compensation	—	3,773	—	—	—	—	3,773
Shares issued for stock-based compensation awards	—	(1,118)	1,880	—	—	—	762
Repurchases of common stock	—	—	(259,789)	—	—	—	(259,789)
Balance at October 1, 2022	$125,424	$1,201,185	$(4,338,414)	$8,865,430	$(607,878)	$56,939	$5,302,686

Index

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$125,424	$1,165,850	$(2,776,821)	$6,679,751	$(104,885)	$59,633	$5,148,952
Consolidated net income	—	—	—	206,321	—	907	207,228
Other comprehensive loss	—	—	—	—	(18,576)	(1,853)	(20,429)
Amortization of stock-based compensation	—	13,223	—	—	—	—	13,223
Shares issued for stock-based compensation awards	—	(12,519)	38,610	—	—	—	26,091
Repurchases of common stock	—	—	(160,619)	—	—	—	(160,619)
Balance at April 3, 2021	$125,424	$1,166,554	$(2,898,830)	$6,886,072	$(123,461)	$58,687	$5,214,446
Consolidated net income	—	—	—	240,641	—	561	241,202
Other comprehensive income (loss)	—	—	—	—	(4,740)	450	(4,290)
Amortization of stock-based compensation	—	8,744	—	—	—	—	8,744
Shares issued for stock-based compensation awards	—	172	15,054	—	—	—	15,226
Repurchases of common stock	—	—	(250,708)	—	—	—	(250,708)
Distributions	—	—	—	—	—	(159)	(159)
Balance at July 3, 2021	$125,424	$1,175,470	$(3,134,484)	$7,126,713	$(128,201)	$59,539	$5,224,461
Consolidated net income	—	—	—	290,027	—	523	290,550
Other comprehensive loss	—	—	—	—	(37,510)	(912)	(38,422)
Amortization of stock-based compensation	—	7,639	—	—	—	—	7,639
Shares issued for stock-based compensation awards	—	(100)	3,721	—	—	—	3,621
Repurchases of common stock	—	—	(250,221)	—	—	—	(250,221)
Balance at October 2, 2021	$125,424	$1,183,009	$(3,380,984)	$7,416,740	$(165,711)	$59,150	$5,237,628

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note B – Impact of Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations ("ASU No. 2022-04"). ASU No. 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, and potential magnitude. The amendments in this ASU will be applied retrospectively to each period in which a balance sheet is presented, with the exception of a new requirement to disclose a rollforward of program activity, which will be applied prospectively. The amendments in the ASU are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2022-04.

Note C – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

(thousands)	Global Components	Global ECS	Total
Balance as of December 31, 2021 (a)	$882,948	$1,197,423	$2,080,371
Foreign currency translation adjustment	(20,637)	(80,501)	(101,138)
Balance as of October 1, 2022 (a)	$862,311	$1,116,922	$1,979,233

(a)     The total carrying value of goodwill as of October 1, 2022 and December 31, 2021 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components business segment and $301.9 million was recorded in the global enterprise computing solutions ("ECS") business segment.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets, net, are comprised of the following as of October 1, 2022:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$290,823	$(162,578)	$128,245
Amortizable trade name	74,000	(35,857)	38,143
	$364,823	$(198,435)	$166,388

Intangible assets, net, are comprised of the following as of December 31, 2021:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$322,335	$(173,123)	$149,212
Amortizable trade name	74,049	(28,232)	45,817
	$396,384	$(201,355)	$195,029

During the third quarter of 2022 and 2021, the company recorded amortization expense related to identifiable intangible assets of $8.7 million and $9.2 million, respectively. During the first nine months of 2022 and 2021 amortization expense related to identifiable intangible assets was $26.5 million and $27.8 million, respectively.

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

(thousands)	October 1, 2022	December 31, 2021
Marubun/Arrow	$56,563	$53,415
Other	9,795	10,280
	$66,358	$63,695

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Marubun/Arrow	$1,374	$805	$3,914	$1,697
Other	344	346	812	488
	$1,718	$1,151	$4,726	$2,185

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of October 1, 2022 and December 31, 2021.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

(thousands)	October 1, 2022	December 31, 2021
Accounts receivable	$11,307,836	$11,199,847
Allowances for doubtful accounts	(89,225)	(75,901)
Accounts receivable, net	$11,218,611	$11,123,946

Changes in the allowance for doubtful accounts consists of the following:

	Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021
Balance at beginning of period	$75,901	$92,792
Charged to income	26,869	5,760
Translation adjustments	(3,660)	(1,164)
Writeoffs	(9,885)	(19,173)
Balance at end of period	$89,225	$78,215

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of October 1, 2022.

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in Europe, the Middle East, and Africa ("EMEA"), at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. In September 2022, the company amended its EMEA asset securitization program to increase its borrowing capacity from €400 million to €600 million and extend its maturity to December 2025, among other things. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivables to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
EMEA asset securitization, sales of accounts receivables	$834,456	$546,125	$1,943,723	$1,608,388

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other amounts related to the EMEA asset securitization program:

(thousands)	October 1, 2022	December 31, 2021
Receivables sold to unaffiliated financial institutions that were uncollected	$586,132	$453,292
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	916,516	745,965

Any accounts receivables held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings relating to the company if there are outstanding balances under the EMEA asset securitization program. The assets of Arrow EMEA Funding Corp B.V. cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to Arrow Electronics, Inc. for receivables that are uncollectible as a result of the insolvency of Arrow EMEA Funding Corp B.V. or its inability to pay the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 1, 2022, the company was in compliance with all such financial covenants.

Note F – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

(thousands)	October 1, 2022	December 31, 2021
3.50% notes, due April 2022	$—	$349,779
4.50% notes, due March 2023	299,739	—
Commercial Paper	264,577	—
Other short-term borrowings	40,205	32,840
	$604,521	$382,619

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 1.76% and 1.41% at October 1, 2022 and December 31, 2021, respectively.

The company has $200.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at October 1, 2022 and December 31, 2021. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 3.44% and 1.50% at October 1, 2022 and December 31, 2021, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $264.6 million in outstanding borrowings under this program at October 1, 2022. There were no outstanding borrowings under this program at December 31, 2021. The commercial paper program had an effective interest rate of 3.85% and 0.29% at October 1, 2022 and December 31, 2021, respectively.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt consists of the following:

(thousands)	October 1, 2022	December 31, 2021
North American asset securitization program	$1,240,000	$—
4.50% notes, due 2023	—	299,283
3.25% notes, due 2024	497,853	497,060
4.00% notes, due 2025	348,170	347,657
7.50% senior debentures, due 2027	110,082	110,021
3.875% notes, due 2028	496,289	495,823
2.95% notes, due 2032	494,395	494,022
Other obligations with various interest rates and due dates	236	577
	$3,187,025	$2,244,443

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

(thousands)	October 1, 2022	December 31, 2021
4.50% notes, due 2023	$—	$309,000
3.25% notes, due 2024	481,500	522,000
4.00% notes, due 2025	337,000	374,000
7.50% senior debentures, due 2027	118,000	136,000
3.875% notes, due 2028	451,500	542,500
2.95% notes, due 2032	383,000	504,500

The carrying amount of the company’s other short-term borrowings, revolving credit facility, 4.50% notes due in 2023, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Eurocurrency rate plus a spread (1.08% at October 1, 2022), which is based on the company’s credit ratings, or a weighted-average effective interest rate of 3.23% at October 1, 2022. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at October 1, 2022. The company had no outstanding borrowings under the revolving credit facility at October 1, 2022 and December 31, 2021.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2022, the company amended its asset securitization program to increase its borrowing capacity from $1.25 billion to $1.5 billion and extend its maturity to September 2025, among other things. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at October 1, 2022) plus a credit spread adjustment of 0.10% or an effective interest rate of 3.54% at October 1, 2022. The facility fee is 0.40% of the total borrowing capacity.

The company had $1.2 billion in outstanding borrowings under the North American asset securitization program at October 1, 2022, which was included in “Long-term debt” in the company’s consolidated balance sheets. There were no outstanding borrowings under the North American asset securitization program at December 31, 2021. Total collateralized accounts receivable of approximately $2.8 billion and $2.7 billion were held by AFC and were included in “Accounts receivable, net” in

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the company’s consolidated balance sheets at October 1, 2022 and December 31, 2021, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 1, 2022, the company was in compliance with all such financial covenants.

During February 2022, the company repaid $350.0 million principal amount of its 3.50% notes due April 2022.

During the fourth quarter of 2021, the company completed the sale of $500.0 million principal amount of 2.95% notes due in February 2032. The net proceeds of the offering of $495.1 million were used to repay the $350.0 million principal amount of its 3.50% notes due April 2022 and for general corporate purposes.

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

Interest and other financing expense, net, includes interest and dividend income of $8.3 million and $18.8 million for the third quarter and first nine months of 2022, respectively, and $4.0 million and $11.9 million for the third quarter and first nine months of 2021, respectively.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents assets measured at fair value on a recurring basis at October 1, 2022:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$12,035	$—	$—	$12,035
Equity investments (b)	Other assets	42,823	—	—	42,823
Interest rate swaps designated as cash flow hedges	Other assets	—	55,011	—	55,011
Foreign exchange contracts designated as net investment hedges	Other assets/ other current assets	—	80,213	—	80,213
		$54,858	$135,224	$—	$190,082

The following table presents assets measured at fair value on a recurring basis at December 31, 2021:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$4,812	$—	$—	$4,812
Equity investments (b)	Other assets	56,985	—	—	56,985
Interest rate swaps designated as cash flow hedges	Other assets	—	21,831	—	21,831
Foreign exchange contracts designated as net investment hedges	Other assets	—	40,612	—	40,612
		$61,797	$62,443	$—	$124,240

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized loss of $2.1 million and $12.4 million for the third quarter and first nine months of 2022, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized gain of $1.8 million and $6.9 million for the third quarter and first nine months of 2021, respectively, on equity securities held at the end of the quarter.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At October 1, 2022 and December 31, 2021, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount (thousands)	Weighted-Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at October 1, 2022 and December 31, 2021 was $1.2 billion and $1.1 billion, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company’s consolidated statements of operations. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

At October 1, 2022 and December 31, 2021, the following foreign exchange contracts were designated as net investment hedges:

Maturity Date	Notional Amount (thousands)
March 2023	EUR	50,000
September 2024	EUR	50,000
April 2025	EUR	100,000
January 2028	EUR	100,000
Total	EUR	300,000

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Nine Months Ended
(thousands)		October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,202	$2,202	$6,604	$6,604
Interest rate swaps, cash flow hedge	Interest Expense	(906)	(1,853)	(2,671)	(2,560)
Total		$1,296	$349	$3,933	$4,044
Gain Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (b)		$13,016	$6,988	$30,031	$15,861
Interest rate swaps, cash flow hedge		6,616	1,760	25,161	18,225
Total		$19,632	$8,748	$55,192	$34,086

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)Includes derivative gains (losses) of $(1.0) million and $(3.5) million for the third quarter and first nine months of 2022, respectively, and $0.9 million and $0.2 million for the third quarter and first nine months of 2021, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax.

Other

The carrying amount of “cash and cash equivalents”, “accounts receivable, net”, and “accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note H – Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other charges (credits):

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Restructuring and integration charges - current period actions	$1,330	$836	$5,674	$10,847
Restructuring and integration charges - actions taken in prior periods	870	144	1,776	1,638
Other charges (credits)	1,435	(4,010)	3,577	(846)
	$3,635	$(3,030)	$11,027	$11,639
Restructuring and Integration Accrual Summary

The restructuring and integration accrual was $8.4 million and $11.2 million at October 1, 2022 and December 31, 2021, respectively. During the third quarter and first nine months of 2022, the company made $3.9 million and $10.9 million of

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

payments related to restructuring and integration accruals, and recorded $2.2 million and $7.5 million in restructuring and integration charges, respectively. The remaining changes to the accrual related to changes in foreign exchange rates during the year. Substantially all amounts accrued at October 1, 2022, and all restructuring and integration charges for the first nine months of 2022, relate to the termination of personnel and are expected to be spent in cash within one year.

Other Charges (Credits)

Other charges (credits) for the first nine months of 2021 of $(0.8) million include $4.5 million in impairment related to various long lived assets.

Note I – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Nine Months Ended
(thousands except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income attributable to shareholders	$342,399	$290,027	$1,077,482	$736,989
Weighted-average shares outstanding - basic	64,228	71,671	66,055	73,426
Net effect of various dilutive stock-based compensation awards	751	900	790	887
Weighted-average shares outstanding - diluted	64,979	72,571	66,845	74,313
Net income per share:
Basic	$5.33	$4.05	$16.31	$10.04
Diluted (a)	$5.27	$4.00	$16.12	$9.92

(a)Stock-based compensation awards for the issuance of 203.0 thousand and 53.2 thousand shares for the third quarter and first nine months of 2022, respectively, and 3.3 thousand and 2.6 thousand shares for the third quarter and first nine months of 2021, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note J – Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign Currency Translation Adjustment and Other:
Other comprehensive loss before reclassifications (a)	$(200,163)	$(45,976)	$(467,465)	$(91,930)
Amounts reclassified into income	(468)	(497)	(1,271)	(1,362)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications	13,016	6,988	30,031	15,861
Amounts reclassified into income	(1,669)	(1,670)	(5,008)	(5,014)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	6,616	1,760	25,161	18,225
Amounts reclassified into income	687	1,386	2,026	1,913
Employee Benefit Plan Items, Net:
Amounts reclassified into income	117	499	305	1,481
Net change in Accumulated other comprehensive loss	$(181,864)	$(37,510)	$(416,221)	$(60,826)

(a)     Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $20.2 million and $48.5 million for the third quarter and first nine months of 2022, and $(7.5) million and $(8.8) million for the third quarter and first nine months of 2021, respectively.

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of October 1, 2022:

Share-Repurchase Details by Month of Board Approval (thousands)	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2020	$600,000	$600,000	$—
July 2021	600,000	600,000	—
December 2021	600,000	571,019	28,981
September 2022	600,000	—	600,000
Total	$2,400,000	$1,771,019	$628,981

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter and first nine months of 2022, the company repurchased 2.5 million and 6.5 million shares of common stock for $259.4 million and $734.4 million, respectively, under the share-repurchase program. In the third quarter and first nine months of 2021, the company repurchased 2.1 million and 5.7 million shares of common stock for $250.0 million and $650.0 million, respectively, under the program. In September 2022, the company's Board of Directors approved an additional share-repurchase program of $600.0 million. As of October 1, 2022, $629.0 million remained available for repurchase under the program.

Note K – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers, pursuant to which the sellers paid $110.0 million and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama (the "Huntsville Site") and Norco, California (the "Norco Site")) at which contaminated soil and groundwater was identified and will require environmental remediation.

The company expects the liabilities associated with such ongoing remediation to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances, implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

Accruals for environmental liabilities are included in “Accrued expenses” and “Other liabilities” in the company’s consolidated balance sheets. The company has determined that there is no amount within the environmental liability range that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $47.0 million from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites. The company filed suit against two insurers regarding liabilities arising out of operations at Huntsville and reached a confidential settlement with one of the insurers in 2020. The resolution of this matter against the remaining insurer will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville Site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8.0 million has been spent to date, and the company currently anticipates no additional investigative-related expenditures. The cost of subsequent remediation at the site is estimated to be between $2.5 million and $10.0 million.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Approximately $80.0 million was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that remediation, project management, regulatory oversight, and investigative activities will continue and give rise to an additional $5.0 million to $17.0 million in costs. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Other

In the first nine months of 2021, the company received $12.5 million in settlement funds in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014. These amounts were recorded as a reduction to “Selling, general, and administrative expenses” in the company’s consolidated statements of operations. The company has related on-going disputes with other manufacturers and may receive additional funds in the future. The company is unable to estimate additional amounts that may be received in the future and as such has not recorded a receivable at this time.

In 2019, the company determined that from 2015 to 2019 a limited number of non-executive employees, without first obtaining required authorization from the company or the United States government, had facilitated product shipments with an aggregate total invoiced value of approximately $4.8 million, to resellers for reexports to persons covered by the Iran Threat Reduction and Syria Human Rights Act of 2012 or other United States sanctions and export control laws. The company voluntarily reported these activities to the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the United States Department of Commerce’s Bureau of Industry and Security (“BIS”). After completion of their respective investigations, BIS issued the company a warning letter without referring the matter for further proceedings or imposing any penalties, and OFAC issued the company a cautionary letter indicating that OFAC has determined not to pursue a civil monetary penalty or take other enforcement action against the company at this time.

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

Note L – Segment and Geographic Information

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Components:
Americas	$2,445,647	$2,018,551	$7,265,552	$5,690,480
EMEA	1,935,827	1,595,985	5,671,234	4,655,249
Asia/Pacific	2,918,873	3,009,390	9,024,188	9,332,211
Global components	$7,300,347	$6,623,926	$21,960,974	$19,677,940

ECS:
Americas	$1,234,158	$1,203,663	$3,442,803	$3,522,356
EMEA	731,927	684,802	2,397,622	2,260,645
Global ECS	$1,966,085	$1,888,465	$5,840,425	$5,783,001
Consolidated	$9,266,432	$8,512,391	$27,801,399	$25,460,941

Operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
(thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating income (loss):
Global components (a)	$494,587	$385,353	$1,518,423	$1,001,772
Global ECS	83,976	76,793	253,744	235,251
Corporate (b)	(75,869)	(57,281)	(226,269)	(192,133)
Consolidated	$502,694	$404,865	$1,545,898	$1,044,890

(a)Global components operating income includes $12.5 million related to proceeds from legal settlements for the first nine months of 2021 (Refer to Note K). Global components operating income for the first nine months of 2021 includes $4.5 million in restructuring, integration, and other charges.
(b)Corporate operating income includes restructuring, integration, and other charges (credits) of $3.6 million and $11.0 million for the third quarter and first nine months of 2022, and $(3.0) million and $7.2 million for the third quarter and first nine months of 2021, respectively.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: disruptions or inefficiencies in the supply chain, including any potential adverse effects of the ongoing global COVID-19 pandemic, impacts of the conflict in Ukraine, industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets, deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital, changes in relationships with key suppliers, increased profit margin pressure, changes in legal and regulatory matters, non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws, foreign tax and other loss contingencies, and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company's future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Sales and gross profit on a constant currency basis excludes the impact of changes in foreign currencies (referred to as “changes in foreign currencies”) by re-translating prior period results at current period foreign exchange rates.
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

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short- and long-term operating plans, and to evaluate the company's financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, in conjunction with, and not as a substitute for, data presented in accordance with GAAP.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments: the global components business segment and the global ECS business segment. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) and managed service providers (“MSPs”) through its global ECS business segment. For the third quarter of 2022, approximately 79% of the company’s sales were from the global components business segment, and approximately 21% of the company’s sales were from the global ECS business segment.

Index

The company's strategic initiatives include the following:

•Offering a variety of value added demand creation services in the global components business, including design, engineering, global marketing and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with our suppliers and customers.
•Also within the global components business, continuing to develop global supply chain service offerings such as procurement, logistics, warehousing, and insights from data analytics.
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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2022 increased by 8.9% and 9.2%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2022 was driven by a 10.2% increase in the global components business segment sales and a 4.1% increase in global ECS business segment sales. The increase for the first nine months of 2022 was driven by an 11.6% increase in the global components business segment sales and a 1.0% increase in global ECS business segment sales. Consolidated sales on a constant currency basis increased 13.9% and 12.8% for the third quarter and first nine months of 2022, respectively, compared with the year-earlier periods.

The company reported net income attributable to shareholders of $342.4 million and $1.1 billion in the third quarter and first nine months of 2022, respectively, compared with $290.0 million and $737.0 million in the year-earlier periods. Non-GAAP net income attributable to shareholders for the third quarter and first nine months of 2022 was $354.1 million and $1.1 billion, respectively, compared with $293.3 million and $758.2 million in the year-earlier periods. Non-GAAP net income attributable to shareholders is adjusted for the following items:

Third quarters of 2022 and 2021:

•restructuring, integration, and other charges (credits) of $3.6 million in 2022 and $(3.0) million in 2021;
•identifiable intangible asset amortization of $8.7 million in 2022 and $9.2 million in 2021; and
•net loss on investments of $3.5 million in 2022 and net gain on investments of $1.4 million in 2021.

First nine months of 2022 and 2021:

•restructuring, integration, and other charges (credits) of $11.0 million in 2022 and $11.6 million in 2021;
•identifiable intangible asset amortization of $26.5 million in 2022 and $27.8 million in 2021; and
•net loss on investments of $11.2 million in 2022 and net gain on investments of $10.9 million in 2021.

During the third quarter of 2022, changes in foreign currencies reduced growth by approximately $379.7 million on sales, $18.1 million on operating income and $0.17 on earnings per share on a diluted basis compared to the third quarter of 2021. During the first nine months of 2022, changes in foreign currencies reduced growth by approximately $821.8 million on sales, $38.4 million on operating income and $0.35 on earnings per share on a diluted basis compared to the year-earlier period.

Significant trends impacting our business:

Below is a discussion of significant trends impacting our business. See discussion regarding the impacts of these and other risks included in Item 1A, Risk Factors, within the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

Index

Supply chain constraints and components shortages

Supply chain constraints are being caused by shortages in electronics components markets and supply chain logistical issues resulting in extended lead times and unpredictability, which has impacted the company’s global operations. Despite these challenges, the company believes it has efficiently managed the global supply chain requirements of customers and suppliers to date.

The global components business has benefited from rising demand and higher prices for certain products leading to higher sales revenues and improved profit margins globally. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Management is actively monitoring the impact of changes in supply and demand, as well as supply chain logistical issues, on its financial condition, liquidity, operations, suppliers, customer, industry, and workforce. Prices remained elevated during the third quarter of 2022 as supply constraints continued. Gross profit margins in the global components business expanded during the third quarter and first nine months of 2022, relative to year-earlier periods. In addition to increased sales and margins, inflationary pressures along with improved supply, have contributed to higher inventory levels on the company’s consolidated balance sheet, which increased by $881.4 million as of October 1, 2022, relative to December 31, 2021. The extent to which these issues will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the current conditions, and the impact of actions taken and that will be taken to address supply chain constraints and continued customer demand, among others. These future developments are highly uncertain and cannot be predicted with confidence.

Impacts of changing foreign currency exchange rates

As a large global organization, the company’s consolidated results of operations and financial position are impacted by changes in foreign currency exchange rates through the translation of the company's international financial statements into U.S. dollars. Our non-U.S. dollar results of operations are negatively impacted during periods when the U.S. dollar strengthens and positively impacted during periods when the U.S. dollar weakens. During 2022, the U.S. dollar strengthened substantially against most other currencies, and as a result, during the third quarter and first nine months of 2022, changes in foreign currencies reduced earnings per share growth by $0.17 and $0.35, respectively, on a diluted basis compared with the year-earlier periods. These exposures may change over time and changes in foreign currency exchange rates could materially impact the company’s financial results in the future.

COVID-19 Pandemic Update

As the ongoing COVID-19 pandemic has evolved, we continue to monitor and evaluate the impact on our business operations on a regional, national and global basis. The COVID-19 pandemic continues to create macroeconomic uncertainty, volatility and disruption, including supply constraints, extended lead times, and unpredictability across many markets.

During the first nine months of 2022, certain of our distribution centers and customers' facilities located in the Asia/Pacific region experienced COVID-19 related lockdowns. As a result, the global components business in the Asia/Pacific region experienced some delays in fulfilling orders, receiving inventory and exacerbated supply chain constraints. Similar disruptions could occur in the future.

Index

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment:

	Quarter Ended			Nine Months Ended
(millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Consolidated sales, as reported	$9,266	$8,512	8.9%	$27,801	$25,461	9.2%
Impact of changes in foreign currencies	—	(380)		—	(822)
Consolidated sales, constant currency	$9,266	$8,133	13.9%	$27,801	$24,639	12.8%

Global components sales, as reported	$7,300	$6,624	10.2%	$21,961	$19,678	11.6%
Impact of changes in foreign currencies	—	(273)		—	(565)
Global components sales, constant currency	$7,300	$6,351	15.0%	$21,961	$19,113	14.9%

Global ECS sales, as reported	$1,966	$1,888	4.1%	$5,840	$5,783	1.0%
Impact of changes in foreign currencies	—	(106)		—	(257)
Global ECS sales, constant currency	$1,966	$1,782	10.3%	$5,840	$5,526	5.7%
The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2022 increased by $754.0 million, or 8.9%, and $2.3 billion, or 9.2%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2022 was driven by an increase in global components segment sales of $676.4 million, or 10.2% and an increase in global ECS business segment sales of $77.6 million, or 4.1%. The increase for the first nine months of 2022 was driven by an increase in global components segment sales of $2.3 billion, or 11.6% and an increase in global ECS business segment sales of $57.4 million, or 1.0%. Consolidated sales, on a constant currency basis, increased 13.9% and 12.8% for the third quarter and first nine months of 2022 compared with the year-earlier periods. The company is seeing some increased supply in both the global components and global ECS businesses.

Third quarter 2022 global components sales growth compared to the year-earlier period was primarily due to a mix of stronger demand and improved supply driving both higher sales volumes and favorable pricing, offset partially by the impact of changes in foreign exchange rates. Growth in sales for the period was greater than 20% in both the Americas and EMEA regions and increased in most major verticals. Asia/Pacific sales decreased by 3% due to lower volumes in most verticals, offset partially by increased prices.

Sales from the global ECS business benefited from a healthy IT demand environment in the third quarter of 2022 relative to the year-earlier period, especially in the EMEA region which saw strength across the region in all technologies; however, sales were reduced by changes in foreign exchange rates. The Americas region saw growth in the compute, data intelligence, and storage technologies.

Gross Profit

Following is an analysis of gross profit:

	Quarter Ended			Nine Months Ended
(millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Consolidated gross profit, as reported	$1,187	$1,076	10.3%	$3,631	$3,006	20.8%
Impact of changes in foreign currencies	—	(51)		—	(111)
Consolidated gross profit, constant currency	$1,187	$1,024	15.9%	$3,631	$2,895	25.4%
Consolidated gross profit as a percentage of sales, as reported	12.8%	12.6%	20 bps	13.1%	11.8%	130 bps
Consolidated gross profit as a percentage of sales, constant currency	12.8%	12.6%	20 bps	13.1%	11.8%	130 bps
The sum of the components for gross profit on a constant currency basis may not agree to totals, as presented, due to rounding.

Index

The company recorded gross profit of $1.2 billion and $3.6 billion in the third quarter and first nine months of 2022, respectively, compared with $1.1 billion and $3.0 billion in the year-earlier periods. During the third quarter and first nine months of 2022, gross profit increased 10.3% and 20.8%, respectively on a GAAP basis, and 15.9% and 25.4%, respectively, on a constant currency basis, compared with the year-earlier periods. Gross profit margins in the third quarter increased by 20 bps compared with the year-earlier period. Gross profit margins in the first nine months increased by 130 bps compared with the year-earlier period.

The increases in gross profit margins during the third quarter and first nine months of 2022, compared with the year-earlier periods, related primarily to improvements in pricing and margins in Asia/Pacific region of the global components business, due to product mix shifting towards higher margin products, and the global supply chain issues discussed above. Margins in the Americas and EMEA region somewhat softened primarily due to product mix shifting towards lower margin products. Global supply chain services offerings continued to have a positive impact on gross margins during the third quarter and first nine months of 2022.

The company is currently experiencing benefits to gross margins in the global components business due to the factors discussed above, which may not be representative of future trends or conditions. As such, the current gross margins may not be sustainable.

Gross profit margins from the global ECS business also increased compared to the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses:

	Quarter Ended			Nine Months Ended
(millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Selling, general, and administrative expenses, as reported	$634	$626	1.4%	$1,932	$1,803	7.2%
Depreciation and amortization, as reported	46	48	(3.8)%	142	147	(3.5)%
Operating expenses*	$681	$674	1.0%	$2,074	$1,949	6.4%
Impact of changes in foreign currencies	—	(33)		—	(72)
Non-GAAP operating expenses	$681	$641	6.2%	$2,074	$1,878	10.4%
Operating expenses as a percentage of sales	7.3%	7.9%	(60) bps	7.5%	7.7%	(20) bps
Non-GAAP operating expenses as a percentage of non-GAAP sales	7.3%	7.9%	(60) bps	7.5%	7.6%	(10) bps
* Operating expenses discussed here are presented before restructuring, integration, and other charges.
The sum of the components for selling, general, and administrative expenses and depreciation and amortization, as reported, and non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $8.5 million, or 1.4%, and $129.4 million, or 7.2% in the third quarter and first nine months of 2022, respectively, on a sales increase of 8.9% and 9.2% compared with the year-earlier periods. Selling, general, and administrative expenses, as a percentage of sales, was 6.8% and 6.9% for the third quarter and first nine months of 2022, respectively, compared with 7.4% and 7.1% in the year-earlier periods. In the first nine months of 2021, the company received $12.5 million in settlement funds in connection with certain class action claims (Refer to Note K), which were recorded as a benefit within selling, general, and administrative expenses.

Decreases in operating expense as a percentage of sales during the first nine months of 2022 relate primarily to operating leverage the company generates when sales are growing. The decreases were also related to certain investments to grow the company's sales during the third quarter of 2021, partially offset by the settlement funds discussed above.

Depreciation and amortization expense as a percentage of operating expenses was 6.8% and 6.8% for the third quarter and first nine months of 2022 compared with 7.1% and 7.5% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $8.7 million and $26.5 million for the third quarter and first nine months of 2022 compared to $9.2 million and $27.8 million in the year-earlier periods.

Operating expenses as a percentage of sales during the third quarter and first nine months of 2022, respectively, was 7.3% and 7.5% compared to 7.9% and 7.7% in the year-earlier periods.

Index

Restructuring, Integration, and Other Charges (Credits)

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate any acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges (credits) of $3.6 million and $11.0 million, and $(3.0) million and $11.6 million for the third quarter and first nine months of 2022 and 2021, respectively. The other charges include $4.5 million in impairment related to various long lived assets recorded during the first nine months of 2021.

As of October 1, 2022, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note H, “Restructuring, Integration, and Other Charges (Credits),” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of operating income:

	Quarter Ended			Nine Months Ended
(millions)	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Consolidated operating income, as reported	$503	$405	24.2%	$1,546	$1,045	47.9%
Identifiable intangible asset amortization	9	9		27	28
Restructuring, integration, and other charges (credits)	4	(3)		11	12
Non-GAAP consolidated operating income	$515	$411	25.3%	$1,583	$1,084	46.0%
Consolidated operating income as a percentage of sales, as reported	5.4%	4.8%	60 bps	5.6%	4.1%	150 bps
Non-GAAP consolidated operating income, as a percentage of sales	5.6%	4.8%	80 bps	5.7%	4.3%	140 bps
The sum of the components of non-GAAP consolidated operating income may not agree to totals, as presented, due to rounding.

The company recorded operating income of $502.7 million, or 5.4% of sales, and operating income of $1.5 billion, or 5.6% of sales, in the third quarter and first nine months of 2022, respectively, compared with operating income of $404.9 million, or 4.8% of sales, and operating income of $1.0 billion, or 4.1% of sales, in the year-earlier periods. Non-GAAP operating income was $515.0 million, or 5.6% of sales, and $1.6 billion, or 5.7% of sales, in the third quarter and first nine months of 2022, compared with non-GAAP operating income of $411.0 million, or 4.8% of sales, and $1.1 billion, or 4.3% of sales, in the year-earlier periods. During the third quarter and first nine months of 2022, changes in foreign currencies reduced operating income growth by approximately $18.1 million and $38.4 million, respectively, when compared to the year-earlier periods.

Gain (Loss) on Investments, Net

During the third quarter and first nine months of 2022 and 2021, the company recorded a loss of $3.5 million and $11.2 million and a gain of $1.4 million and $10.9 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $50.9 million and $123.4 million for the third quarter and first nine months of 2022 compared with $32.7 million and $97.0 million in the year-earlier periods. The increase for the third quarter and first nine months of 2022 primarily relates to higher borrowings and interest rates on credit facilities.

Index

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

Following is an analysis of the company's effective income tax rate:

	Quarter Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Effective income tax rate	23.5%	22.2%	23.5%	22.8%
Identifiable intangible asset amortization	—%	0.1%	—%	0.1%
Non-GAAP effective income tax rate	23.5%	22.3%	23.5%	22.8%
The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 22.2% and 22.8% for the third quarter and first nine months of 2021, respectively, to 23.5% for the third quarter and first nine months of 2022, is primarily driven by discrete items, such as stock-based compensation, and changes in the mix of tax jurisdictions where taxable income is generated.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders:

	Quarter Ended		Nine Months Ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income attributable to shareholders, as reported	$342	$290	$1,077	$737
Identifiable intangible asset amortization*	8	9	26	27
Restructuring, integration, and other charges	4	(3)	11	12
(Gain) loss on investments, net	3	(1)	11	(11)
Tax effect of adjustments above	(4)	(1)	(12)	(7)
Non-GAAP net income attributable to shareholders	$354	$293	$1,114	$758
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $342.4 million and $1.1 billion in the third quarter and first nine months of 2022 compared with $290.0 million and $737.0 million in the year-earlier periods. Non-GAAP net income attributable to shareholders was $354.1 million and $1.1 billion for the third quarter and first nine months of 2022 compared with $293.3 million and $758.2 million in the year-earlier periods. During the third quarter and first nine months of 2022, changes in foreign currencies reduced net income growth by approximately $11.8 million and $25.7 million when compared to the year-earlier periods.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company's current committed and undrawn liquidity stands at over $2.0 billion in addition to $334.0 million of cash on hand at October 1, 2022. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Index

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

The following table presents selected financial information related to liquidity:

(millions)	October 1, 2022	December 31, 2021	Change
Working capital	$6,762	$5,709	$1,053
Cash and cash equivalents	334	222	112
Short-term debt	605	383	222
Long-term debt	3,187	2,244	943

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first nine months of 2022 was primarily attributable to increases in inventories. The company continues to invest in inventories to help mitigate the impact of supply shortages and support growth. Additionally, inflationary pressures along with improved supply, have contributed to higher inventory levels on the company’s consolidated balance sheet, which increased by $881.4 million as of October 1, 2022, relative to December 31, 2021.

Working capital as a percentage of sales, which is defined as working capital divided by annualized sales, increased to 18.2% for the first nine months of 2022, compared to 15.2% in the year-earlier period. The increase was primarily due to higher inventory related to the factors discussed above.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At October 1, 2022 and December 31, 2021, the company had cash and cash equivalents of $334.0 million and $222.2 million, respectively, of which $136.4 million and $211.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets.

To achieve greater cash management agility and to further advance business objectives, during the fourth quarter of 2019, the company reversed its assertion to indefinitely reinvest a certain portion of its foreign earnings, of which approximately $1.9 billion are still available for distribution in future periods as of October 1, 2022. The company has not reversed its assertion to indefinitely reinvest the residual $2.9 billion of undistributed earnings of its foreign subsidiaries and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings.

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category:

	Borrowing Capacity	Outstanding Borrowings		Average Daily Balance Outstanding
				Nine Months Ended
(millions)		October 1, 2022	December 31, 2021	October 1, 2022	October 2, 2021
North American asset securitization program	$1,500	$1,240	$—	$903	$332
Revolving credit facility	2,000	—	—	14	11
Commercial paper program (a)	1,200	265	—	451	225
Uncommitted lines of credit	200	—	—	5	—
(a)    Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

Index

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first nine months of 2022 and 2021, the average daily balance outstanding under the EMEA asset securitization program was $430.5 million and $399.0 million, respectively. Refer to Note E “Accounts Receivables” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company's capital resources:

(millions)	Activity	Date	Notional Amount
3.50% notes, due April 2022	Repaid	February 2022	$350
2.95% notes, due February 2032	Issued	December 2021	$500
5.125% notes, due March 2021	Repaid	March 2021	$131
North American asset securitization program	Increase in Capacity	September 2022	$250
EMEA asset securitization program	Increase in Capacity	September 2022	€200

Refer to Note F, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows
The following table summarizes the company’s cash flows by category for the periods presented:

(millions)	October 1, 2022	October 2, 2021	Change
Net cash provided by (used for) operating activities	$(142)	$391	$(533)
Net cash used for investing activities	(34)	(40)	6
Net cash provided by (used for) financing activities	456	(474)	930

Cash Flows from Operating Activities

The net amount of cash used for the company’s operating activities during the first nine months of 2022 was $141.8 million and the net amount of cash provided by the company’s operating activities during the first nine months of 2021 was $391.1 million. The change in cash used for operating activities during 2022, compared to the year-earlier period, related primarily to increases in inventories and the timing of payments received from customers, offset partially by the initial sales of accounts receivables under the increased capacity of the EMEA asset securitization program (see Note E), which increased operating cash flows by approximately $130 million in 2022.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2022 and 2021 was $34.0 million and $39.7 million, respectively. The change in cash used for investing activities related primarily to proceeds from the sale of property plant and equipment during the first nine months of 2021, offset largely by proceeds from collection of notes receivable during the first nine months of 2022.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities was $455.8 million during the first nine months of 2022 compared to a use of $474.4 million in the year-earlier period. The change in cash provided by financing activities related primarily to higher net proceeds from long- and short-term bank borrowings during the first nine months of 2022, offset partially by increased cash used for redemption of notes and repurchases of common stock.

Index

Capital Expenditures

Capital expenditures for the first nine months of 2022 and 2021 were $54.8 million and $62.3 million, respectively. The company expects capital expenditures to be approximately $80 million for fiscal year 2022.

Share-Repurchase Program

The company repurchased 6.5 million shares of common stock for $734.4 million and 5.7 million shares of common stock for $650.0 million in the first nine months of 2022 and 2021, respectively. In September 2022, the company's Board of Directors approved a $600.0 million increase to the company's share-repurchase program. As of October 1, 2022, approximately $629.0 million remained available for repurchase. The stock-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions and dividend payments, debt repayment obligations or repurchases of debt, stock price, and economic and market conditions. The stock-repurchase program may be accelerated, suspended, delayed or discontinued at any time subject to the approval by the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, and operating leases that are summarized in the section titled “Contractual Obligations” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to our short-term and long-term debt obligations. As of October 1, 2022, there were no other material changes to the contractual obligations of the company.

Critical Accounting Estimates

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

There have been no significant changes to our critical accounting estimates during the first nine months of 2022. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's, in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 1, 2022 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and

Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of October 1, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

The Information set forth in Note K in Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.     Risk Factors

Other than the addition of the risk factor set forth below, there have been no material changes to the company’s risk factors from those discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The ongoing conflict between Ukraine and Russia could adversely affect our business, consolidated financial condition, and results of operations.

Russia’s recent military actions against Ukraine have led to an unprecedented expansion of export restrictions and sanctions imposed by the United States, the European Union, the United Kingdom, and numerous other countries against Russia and Belarus. In addition, Russian authorities have imposed significant currency control measures, other sanctions, and imposed other economic and financial restrictions. The situation is rapidly evolving, and further sanctions and export restrictions could negatively impact the global economy and financial markets and could adversely affect our business, consolidated financial condition, and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended October 1, 2022:

(in thousands except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
July 3 through July 30, 2022	451,424	$115.74	451,424	$236,220
July 31 through August 27, 2022	397,623	115.06	397,623	190,469
August 28 through October 1, 2022	1,678,171	96.23	1,678,171	628,981
Total	2,527,218		2,527,218

(a)During 2021, the company was authorized to purchase up to $1.2 billion of the company’s common stock under its share-repurchase program. In September 2022, the company's Board of Directors approved an additional share-repurchase program of $600.0 million. Of the total authorized dollar value of shares available for repurchase, $1.2 billion has been utilized, while the $629.0 million in the table represents the remaining amount available for repurchase under the program as of October 1, 2022.

Index
Item 6.    Exhibits

Exhibit Number	Exhibit

31(i)*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)*	Offer of Employment from Arrow Electronics, Inc., to Rajesh K. Agrawal, dated August 11, 2022.

10(b)
Omnibus Deeds of Amendment (dated December 23, 2021 and September 20, 2022), by and among Arrow EMEA Funding CorpB.V., as the SPV; BNP Paribas, as administrative agent, a purchaser agent and as a committed purchaser; Matchpoint Finance PLC, as a conduit purchaser; ING Belgium S.A./N.V., as a purchaser agent; Mont Blanc Capital Corp, as a committed purchaser and conduitpurchaser; Arrow Electronics (UK) Limited, as agent servicer, an SPV servicer and an originator; Arrow Central Europe GMBH, asan agent servicer, an SPV servicer and an originator; Arrow Electronics Inc.; Arrow Electronics FC B.V., as subordinated lender; U.S.Bank Trustees Limited, as security trustee; and Elavon Financial Services DAC, as paying agent, together with the Annexes thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 22, 2022, Commission File No. 1-4482).

10(c)
Amendment No. 34, dated as of September 20, 2022, to the Transfer and Administration Agreement dated March 21, 2001 (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated September 22, 2022, Commission File No. 1-4482).

10(d)*	Form of Executive Change in Control Retention Agreement, adopted on September 14, 2022, effective August 10, 2022, prospectively.

10(e)*	Arrow Electronics, Inc. Executive Severance Policy, adopted on September 14, 2022, effective August 10, 2022, prospectively.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	November 3, 2022	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer