Form 10-Q
period 2023-04-01
ARROW ELECTRONICS, INC
filed 2023-05-04
CIK 7536

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

There were 56,488,390 shares of Common Stock outstanding as of April 27, 2023.

Index

ARROW ELECTRONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 1, 2023	April 2, 2022
Sales	$8,736,428	$9,074,125
Cost of sales	7,622,606	7,866,621
Gross profit	1,113,822	1,207,504
Operating expenses:
Selling, general, and administrative expenses	642,431	643,925
Depreciation and amortization	46,679	48,305
Restructuring, integration, and other charges	2,560	4,898
	691,670	697,128
Operating income	422,152	510,376
Equity in earnings (losses) of affiliated companies	(80)	843
Gain on investments, net	10,311	2,011
Employee benefit plan expense, net	(853)	(889)
Interest and other financing expense, net	(79,658)	(33,985)
Income before income taxes	351,872	478,356
Provision for income taxes	76,547	112,360
Consolidated net income	275,325	365,996
Noncontrolling interests	1,575	1,247
Net income attributable to shareholders	$273,750	$364,749
Net income per share:
Basic	$4.66	$5.38
Diluted	$4.60	$5.31
Weighted-average shares outstanding:
Basic	58,731	67,840
Diluted	59,479	68,749

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	April 1, 2023	April 2, 2022
Consolidated net income	$275,325	$365,996
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	11,285	(49,910)
Unrealized loss on foreign exchange contracts designated as net investment hedges, net of taxes	(433)	(575)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	(3,709)	8,205
Employee benefit plan items, net of taxes	(272)	99
Other comprehensive income (loss)	6,871	(42,181)
Comprehensive income	282,196	323,815
Less: Comprehensive income attributable to noncontrolling interests	4,652	378
Comprehensive income attributable to shareholders	$277,544	$323,437

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$205,554	$176,915
Accounts receivable, net	10,655,863	12,322,717
Inventories	5,525,782	5,319,369
Other current assets	479,650	521,339
Total current assets	16,866,849	18,340,340
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	185,790	184,211
Machinery and equipment	1,602,073	1,583,661
	1,793,554	1,773,563
Less: Accumulated depreciation and amortization	(1,214,103)	(1,177,107)
Property, plant, and equipment, net	579,451	596,456
Investments in affiliated companies	59,682	65,112
Intangible assets, net	151,221	159,137
Goodwill	2,036,077	2,027,626
Other assets	583,252	574,511
Total assets	$20,276,532	$21,763,182
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,976,296	$10,460,419
Accrued expenses	1,269,536	1,339,302
Short-term borrowings, including current portion of long-term debt	144,264	589,883
Total current liabilities	10,390,096	12,389,604
Long-term debt	3,719,056	3,182,964
Other liabilities	567,200	579,261
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2023 and 2022
Issued - 125,424 shares in both 2023 and 2022	125,424	125,424
Capital in excess of par value	1,203,134	1,208,708
Treasury stock (68,426 and 66,175 shares in 2023 and 2022, respectively), at cost	(4,925,140)	(4,637,345)
Retained earnings	9,488,582	9,214,832
Accumulated other comprehensive loss	(361,468)	(365,262)
Total shareholders’ equity	5,530,532	5,546,357
Noncontrolling interests	69,648	64,996
Total equity	5,600,180	5,611,353
Total liabilities and equity	$20,276,532	$21,763,182

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Consolidated net income	$275,325	$365,996
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	46,679	48,305
Amortization of stock-based compensation	19,497	17,351
Equity in (earnings) losses of affiliated companies	80	(843)
Deferred income taxes	(7,530)	1,352
Gain on investments, net	(10,311)	(2,011)
Other	1,321	686
Change in assets and liabilities:
Accounts receivable, net	1,701,889	430,710
Inventories	(199,521)	(460,902)
Accounts payable	(1,504,701)	(477,825)
Accrued expenses	(132,316)	(43,641)
Other assets and liabilities	33,392	(79,426)
Net cash provided by (used for) operating activities	223,804	(200,248)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(20,114)	(19,270)
Proceeds from collections of notes receivable	142	20,169
Proceeds from settlement of net investment hedge	10,725	—
Net cash provided by (used for) investing activities	(9,247)	899
Cash flows from financing activities:
Change in short-term and other borrowings	(146,050)	(14,293)
Proceeds from long-term bank borrowings, net	34,360	845,000
Net proceeds from note offering	498,600	—
Redemption of notes	(300,000)	(350,000)
Proceeds from exercise of stock options	5,934	11,302
Repurchases of common stock	(303,801)	(264,431)
Net cash provided by (used for) financing activities	(210,957)	227,578
Effect of exchange rate changes on cash	25,039	(7,632)
Net increase in cash and cash equivalents	28,639	20,597
Cash and cash equivalents at beginning of period	176,915	222,194
Cash and cash equivalents at end of period	$205,554	$242,791

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	273,750	—	1,575	275,325
Other comprehensive income	—	—	—	—	3,794	3,077	6,871
Amortization of stock-based compensation	—	19,497	—	—	—	—	19,497
Shares issued for stock-based compensation awards	—	(25,071)	31,005	—	—	—	5,934
Repurchases of common stock	—	—	(318,800)	—	—	—	(318,800)
Balance at April 1, 2023	$125,424	$1,203,134	$(4,925,140)	$9,488,582	$(361,468)	$69,648	$5,600,180

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2023.

Note B – Impact of Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations ("ASU No. 2022-04"). ASU No. 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, and potential magnitude. Effective January 1, 2023 the company adopted the provisions of ASU No. 2022-04 on a retrospective basis. As a result, the company disclosed key terms and amounts outstanding under its supplier finance programs (refer to Note F Supplier Finance Programs).

Note C – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

(thousands)	Global Components	Global ECS	Total
Balance as of December 31, 2022 (a)	$873,003	$1,154,623	$2,027,626
Foreign currency translation adjustment	1,047	7,404	8,451
Balance as of April 1, 2023 (a)	$874,050	$1,162,027	$2,036,077

(a)     The total carrying value of goodwill as of April 1, 2023 and December 31, 2022 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components business segment and $301.9 million was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of April 1, 2023:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$268,389	$(150,254)	$118,135
Amortizable trade name	74,027	(40,941)	33,086
	$342,416	$(191,195)	$151,221

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets, net, are comprised of the following as of December 31, 2022:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$268,180	$(144,655)	$123,525
Amortizable trade name	74,011	(38,399)	35,612
	$342,191	$(183,054)	$159,137

During the first quarter of 2023 and 2022, the company recorded amortization expense related to identifiable intangible assets of $8.0 million and $9.0 million, respectively.

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

(thousands)	April 1, 2023	December 31, 2022
Marubun/Arrow	$48,810	$54,292
Other	10,872	10,820
	$59,682	$65,112

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
Marubun/Arrow	$(397)	$794
Other	317	49
	$(80)	$843

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of April 1, 2023 and December 31, 2022.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

(thousands)	April 1, 2023	December 31, 2022
Accounts receivable	$10,759,556	$12,416,114
Allowances for doubtful accounts	(103,693)	(93,397)
Accounts receivable, net	$10,655,863	$12,322,717

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for doubtful accounts consists of the following:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
Balance at beginning of period	$93,397	$75,901
Charged to income	14,991	13,768
Translation adjustments	388	190
Writeoffs	(5,083)	(2,676)
Balance at end of period	$103,693	$87,183

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of April 1, 2023.

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in EMEA, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2025, subject to extension in accordance with its terms. In January 2023, the company amended a provision in the EMEA asset securitization program to update certain financial ratios. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
EMEA asset securitization, sales of accounts receivable	$817,833	$569,216

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

Other amounts related to the EMEA asset securitization program:

(thousands)	April 1, 2023	December 31, 2022
Receivables sold to unaffiliated financial institutions that were uncollected	$644,539	$628,930
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	1,028,748	932,243

Any accounts receivable held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to Arrow Electronics, Inc. for receivables that are uncollectible as a result of the insolvency or the inability to pay of the account debtors.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 1, 2023, the company was in compliance with all such financial covenants.

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions, and has no economic interest in a supplier’s decision to enter into these agreements, or sell receivables from the company. The company's rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of April 1, 2023, and December 31, 2022, the company had $971.0 million and $1.5 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

(thousands)	April 1, 2023	December 31, 2022
4.50% notes, due March 2023	$—	$299,895
Uncommitted lines of credit	—	78,000
Commercial paper	119,980	173,407
Other short-term borrowings	24,284	38,581
	$144,264	$589,883

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 3.84% and 1.98% at April 1, 2023 and December 31, 2022, respectively.

The company has $200.0 million in uncommitted lines of credit as of April 1, 2023. There were no outstanding borrowings under the uncommitted lines of credit at April 1, 2023 and $78.0 million in outstanding borrowings under the uncommitted lines of credit at December 31, 2022, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 5.41% and 5.22% at April 1, 2023 and December 31, 2022, respectively. In May 2023, the company increased the borrowing capacity on its uncommitted lines of credit from $200.0 million to $500.0 million.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $120.0 million in outstanding borrowings under this program at April 1, 2023 and $173.4 million in outstanding borrowings at December 31, 2022. The commercial paper program had an effective interest rate of 5.90% and 5.15% at April 1, 2023 and December 31, 2022, respectively.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt consists of the following:

(thousands)	April 1, 2023	December 31, 2022
Revolving credit facility	$15,000	$—
North American asset securitization program	1,255,000	1,235,000
3.25% notes, due 2024	498,394	498,122
4.00% notes, due 2025	348,521	348,344
6.125% notes, due 2026	496,916	—
7.50% senior debentures, due 2027	110,123	110,103
3.875% notes, due 2028	496,608	496,448
2.95% notes, due 2032	497,196	494,522
Other obligations with various interest rates and due dates	1,298	425
	$3,719,056	$3,182,964

The 7.50% senior debentures are not redeemable prior to their maturity. The 6.125% notes have a call option which allows for redemption at par, without penalty, on or after March 1, 2024. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

(thousands)	April 1, 2023	December 31, 2022
3.25% notes, due 2024	$486,500	$481,500
4.00% notes, due 2025	340,000	338,000
6.125% notes, due 2026	501,500	—
7.50% senior debentures, due 2027	118,500	116,500
3.875% notes, due 2028	475,500	456,000
2.95% notes, due 2032	420,500	395,500

The carrying amount of the company’s other short-term borrowings, uncommitted lines of credit, revolving credit facility, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a secured overnight financing rate ("SOFR"), plus a spread (1.08% at April 1, 2023), which is based on the company's credit ratings, plus a credit spread adjustment of 0.10% or an effective interest rate of 5.88% at April 1, 2023. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at April 1, 2023. The company had $15.0 million in outstanding borrowings under the revolving credit facility at April 1, 2023, and no outstanding borrowings under the revolving credit facility at December 31, 2022.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2025. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at April 1, 2023) plus a credit spread adjustment of 0.10% or an effective interest rate of 5.30% at April 1, 2023. The facility fee is 0.40% of the total borrowing capacity.

The company had $1.3 billion and $1.2 billion in outstanding borrowings under the North American asset securitization program at April 1, 2023 and December 31, 2022, respectively, which was included in “Long-term debt” in the company’s

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consolidated balance sheets. Total collateralized accounts receivable of approximately $2.8 billion and $3.1 billion were held by AFC and were included in “Accounts receivable, net” in the company’s consolidated balance sheets at April 1, 2023 and December 31, 2022, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 1, 2023, the company was in compliance with all such financial covenants.

During the first quarter of 2023, the company completed the sale of $500.0 million principal amount of 6.125% notes due in March 2026. The notes have a call option which allows for redemption at par, without penalty, on or after March 1, 2024. The net proceeds of the offering of $498.6 million were used to repay the $300.0 million principal amount of its 4.50% notes due March 2023 and for general corporate purposes. On the issuance date, the company entered into an interest rate swap, which effectively converts the 6.125% notes to a floating rate based on daily compounding SOFR + 0.508%. Refer to Note H for additional information.

During March 2023, the company repaid $300.0 million principal amount of its 4.50% notes due March 2023.

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

Interest and dividend income of $14.3 million and $4.5 million for the first quarter of 2023 and 2022, respectively were recorded in "Interest and other financing expense, net" within the company's consolidated statements of operations.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents assets measured at fair value on a recurring basis at April 1, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$7,951	$—	$—	$7,951
Equity investments (b)	Other assets	56,031	—	—	56,031
Interest rate swaps designated as cash flow hedges	Other assets	—	50,225	—	50,225
Interest rate swap designated as fair value hedge	Other assets	—	2,742	—	2,742
Foreign exchange contracts designated as net investment hedges	Other assets	—	51,716	—	51,716
		$63,982	$104,683	$—	$168,665

The following table presents assets measured at fair value on a recurring basis at December 31, 2022:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$6,596	$—	$—	$6,596
Equity investments (b)	Other assets	50,614	—	—	50,614
Interest rate swaps designated as cash flow hedges	Other assets	—	55,942	—	55,942
Foreign exchange contracts designated as net investment hedges	Other assets /other current assets	—	60,962	—	60,962
		$57,210	$116,904	$—	$174,114

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain (loss) of $8.5 million and $(5.7) million for the first quarter of 2023 and 2022, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (refer to Note C). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Reclassified gains and losses are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each derivative based on observable inputs, including interest rate curves and credit spreads.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At April 1, 2023 and December 31, 2022, the company had the following outstanding interest rate swaps designated as cash flow hedges:

Trade Date	Maturity Date	Notional Amount (thousands)	Weighted-Average Interest Rate	Date Range of Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. During the first quarter of 2023, the company entered into an interest rate swap designated as a fair value hedge intended to hedge a portion of its interest rate exposure by converting the fixed rate on the company's $500.0 million 6.125% notes due in March 2026, to a floating interest rate based on the benchmark SOFR swap rate. For qualifying interest rate fair value hedges, gains or losses on derivatives are included in “Interest and other financing expense, net” in the consolidated statements of operations. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is also included in “Interest and other financing expense, net”. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in “Interest and other financing expense, net” over the remaining life of the hedged item using the effective interest method. The counterparty to the interest rate swap has the option to cancel the swaps after one year, without penalty.

As of April 1, 2023, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

Trade Date	Maturity Date	Notional Amount (thousands)	Interest Rate due from Counterparty	Interest Rate due to Counterparty
February 2023	March 2026	$500,000	6.125%	SOFR + 0.508%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at April 1, 2023 and December 31, 2022 was $1.2 billion and $1.3 billion, respectively.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following foreign exchange contracts were designated as net investment hedges:

	Notional Amount (thousands)
Maturity Date	April 1, 2023		December 31, 2022
March 2023	EUR	—	EUR	50,000
September 2024	EUR	50,000	EUR	50,000
April 2025	EUR	100,000	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	250,000	EUR	300,000

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

During the first quarter of 2023, a foreign exchange contract designated as a net investment hedge matured and the company received $10.7 million, which is reported in the “cash flow from investing activities” section of the consolidated statements of cash flows.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended
(thousands)		April 1, 2023	April 2, 2022
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$2,048	$2,201
Interest rate swaps, cash flow hedge	Interest Expense	(839)	(868)
Interest rate swap, fair value hedge (b)	Interest Expense	2,742	—
Total		$3,951	$1,333
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$1,125	$1,094
Interest rate swaps, cash flow hedge		(4,347)	7,547
Total		$(3,222)	$8,641

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $2.5 million for the first quarter of 2023.
(c)Includes derivative losses of $1.7 million and $5.0 million for the first quarter of 2023 and 2022, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax.

Other

The carrying amount of “cash and cash equivalents”, “accounts receivable, net”, and “accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note I – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended
(thousands except per share data)	April 1, 2023	April 2, 2022
Net income attributable to shareholders	$273,750	$364,749
Weighted-average shares outstanding - basic	58,731	67,840
Net effect of various dilutive stock-based compensation awards	748	909
Weighted-average shares outstanding - diluted	59,479	68,749
Net income per share:
Basic	$4.66	$5.38
Diluted (a)	$4.60	$5.31

(a)Stock-based compensation awards for the issuance of 127.6 thousand and 86.0 thousand shares for the first quarter of 2023 and 2022, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note J – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$8,008	$(48,700)
Amounts reclassified into income	200	(341)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications (b)	1,125	1,094
Amounts reclassified into income	(1,558)	(1,669)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications (b)	(4,347)	7,547
Amounts reclassified into income	638	658
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(272)	99
Net change in Accumulated other comprehensive income (loss)	$3,794	$(41,312)

(a)     Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $5.6 million and $(8.3) million for the first quarter of 2023 and 2022, respectively.
(b)     For additional information related to net investment hedges and interest rate swaps refer to Note H.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding:

(thousands)	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(313)	313
Repurchases of common stock	—	2,564	(2,564)
Common stock outstanding at April 1, 2023	125,424	68,426	56,998

(thousands)	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2021	125,424	57,358	68,066
Shares issued for stock-based compensation awards	—	(385)	385
Repurchases of common stock	—	2,015	(2,015)
Common stock outstanding at April 2, 2022	125,424	58,988	66,436

Share-Repurchase Program

The following table shows the company’s Board of Directors (the “Board”) approved share-repurchase programs as of April 1, 2023:

Share-Repurchase Details by Month of Board Approval (thousands)	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2021	$600,000	$600,000	$—
December 2021	600,000	600,000	—
September 2022	600,000	571,503	28,497
January 2023	1,000,000	—	1,000,000
Total	$2,800,000	$1,771,503	$1,028,497

The company repurchased 2.6 million shares of common stock for $300.2 million and 2.0 million shares of common stock for $250.0 million in the first quarter of 2023 and 2022, respectively, under the company's share-repurchase program. On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. As of April 1, 2023, approximately $1.0 billion remained available for repurchase under the program. The company's share-repurchase program does not have an expiration date.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note K – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers, pursuant to which the sellers paid $110.0 million and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama (the "Huntsville Site") and Norco, California (the "Norco Site")) at which contaminated soil and groundwater was identified and will require environmental remediation.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $47.0 million from certain insurance carriers relating to environmental clean up matters at the Norco and Huntsville sites. The company filed suit against two insurers regarding liabilities arising out of operations at Huntsville and reached a confidential settlement with one of the insurers in 2020. The resolution of this matter against the remaining insurer will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville Site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Pilot testing is currently underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8.2 million has been spent to date, and the company currently anticipates no additional investigative-related expenditures. The cost of subsequent remediation at the site is estimated to be between $2.1 million and $10.0 million.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above, because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Approximately $81.0 million was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that remediation, project management, regulatory oversight, and investigative activities will continue and give rise to an additional $6.0 million to $17.0 million in costs. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Note L – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders.

The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company's global components business segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs"). The company's global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. Global ECS' portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers ("VARs") and managed service providers ("MSPs") meet the needs of their end-users. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
Components:
Americas	$2,233,453	$2,340,543
EMEA	2,246,145	1,927,003
Asia/Pacific	2,376,195	2,931,529
Global components	$6,855,793	$7,199,075

ECS:
Americas	$998,114	$1,047,849
EMEA	882,521	827,201
Global ECS	$1,880,635	$1,875,050
Consolidated	$8,736,428	$9,074,125

Operating income (loss), by segment, are as follows:

	Quarter Ended
(thousands)	April 1, 2023	April 2, 2022
Operating income (loss):
Global components	$417,539	$499,342
Global ECS	81,099	85,798
Corporate (a)	(76,486)	(74,764)
Consolidated	$422,152	$510,376

(a)Corporate operating income (loss) includes restructuring, integration, and other charges of $2.6 million and $4.9 million for the first quarter of 2023 and 2022, respectively.

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
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information, including:

•Non-GAAP sales and non-GAAP gross profit (referred to as "sales on a constant currency basis" and "gross profit on a constant currency basis") excludes the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
•Non-GAAP operating expenses excludes restructuring, integration, and other charges, identifiable intangible asset amortization and the impact of changes in foreign currencies.
•Non-GAAP operating income excludes identifiable intangible asset amortization, and restructuring, integration, and other charges.
•Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and gains on investments, net.

For a discussion of what is included within "Restructuring, integration, and other charges" and "Gains on investments, net" refer to the similarly captioned sections of this item below. Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company's financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included within this MD&A.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders. The company has two business segments, the global components business segment and the global ECS business segment. The company's global components business segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers

Index

("OEMs") and contract manufacturers ("CMs"). The company's global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. Global ECS' portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers ("VARs") and managed service providers ("MSPs") meet the needs of their end-users. For the first quarter of 2023, approximately 78% and 22% of the company’s sales were from the global components business and the global ECS business, respectively.

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

Executive Summary

Consolidated sales for the first quarter of 2023 decreased by 3.7%, compared with the year-earlier period. The decrease for the first quarter of 2023 was driven by a 4.8% decrease in the global components business segment sales. The global ECS business segment sales were flat compared with the year-earlier period. Consolidated sales on a constant currency basis decreased 1.5% for the first quarter of 2023 compared with the year-earlier period.

The company reported net income attributable to shareholders of $273.8 million in the first quarter of 2023 compared with $364.7 million in the year-earlier period. Non-GAAP net income attributable to shareholders for the first quarter of 2023 was $273.6 million, compared with $373.5 million in the year-earlier period. Non-GAAP net income attributable to shareholders is adjusted for the following items:

First quarters of 2023 and 2022:

•restructuring, integration, and other charges of $2.6 million in 2023 and $4.9 million in 2022;
•identifiable intangible asset amortization of $8.0 million in 2023 and $9.0 million in 2022; and
•net gain on investments of $10.3 million in 2023 and $2.0 million in 2022.

During the first quarter of 2023, changes in foreign currencies reduced sales by approximately $202.8 million, operating income by $11.7 million and earnings per share on a diluted basis by $0.13 compared to the first quarter of 2022.

Significant trends impacting the business:

Below is a discussion of significant trends impacting the business. See discussion regarding the impacts of these and other risks included in Item 1A, Risk Factors, within the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Supply chain constraints and components shortages

Shortage market conditions began normalizing during the third quarter of 2022 and have continued to do so during the first quarter of 2023. While prices for many products have remained elevated, prices for products that were most severely impacted by shortage market conditions have decreased, bringing profit margins on these products more in line with historic norms as supply improves.

Index

•Supply chain constraints and shortages in electronics components markets have significantly impacted the company’s global operations through rapid price changes, extended lead times, unpredictability in supply, and constantly changing supply and demand imbalances.
•During 2022, the company’s global components business segment reported record sales and profitability primarily due to rising prices and growth in value-added services.
•During the first quarter of 2023, operating margins in the global components business decreased 80 bps relative to the year-earlier period, and decreased 40 bps relative to the fourth quarter of 2022.
•While there is ongoing uncertainty, management currently expects long-term profitability will remain above its historic levels after the remaining shortage market conditions resolve.

Constraints in supply were a headwind for growth in the company’s global ECS business throughout 2022, particularly for hardware sales and large, complex IT projects that rely on hardware. The company believes the backlog of demand for these products and services remains an opportunity for this business as supply improves.

Due to the evolving nature and uncertainty of the impacts discussed above, the company believes the results and financial condition discussed for the periods presented herein may not be indicative of future operating results and trends. Management is actively monitoring the impact of changes in supply and demand, as well as supply chain logistical issues, including impacts related to COVID-19, on its financial condition, liquidity, operations, suppliers, customers, industry, and workforce. The extent to which these issues will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the current conditions, and the impact of actions taken and that will be taken to address supply chain constraints and continued changes in customer demand, among others. These future developments are highly uncertain and cannot be predicted with confidence.

Impacts of changing foreign currency exchange rates

As a large global organization, the company’s consolidated results of operations and financial position are impacted by changes in foreign currency exchange rates through the translation of the company's international financial statements into U.S. dollars. The company's non-U.S. dollar results of operations are negatively impacted during periods when the U.S. dollar strengthens and positively impacted during periods when the U.S. dollar weakens. During the first quarter of 2023, the U.S. dollar strengthened against most other currencies, relative to the first quarter of 2022, and as a result, changes in foreign currencies reduced earnings per share on a diluted basis by $0.13. During the first quarter of 2023, the impact of changes in foreign currencies related mainly to the Euro, Chinese Renminbi, Japanese Yen, and British Pound. These exposures may change over time and changes in foreign currency exchange rates could materially impact the company’s financial results in the future.

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of consolidated net sales, and net sales for the company's two business segments:

	Quarter Ended
(millions)	April 1, 2023	April 2, 2022	% Change
Consolidated sales, as reported	$8,736	$9,074	(3.7)%
Impact of changes in foreign currencies	—	(203)
Consolidated sales, constant currency	$8,736	$8,871	(1.5)%

Global components sales, as reported	$6,856	$7,199	(4.8)%
Impact of changes in foreign currencies	—	(146)
Global components sales, constant currency	$6,856	$7,053	(2.8)%

Global ECS sales, as reported	$1,881	$1,875	flat
Impact of changes in foreign currencies	—	(57)
Global ECS sales, constant currency	$1,881	$1,818	3.4%
The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Index

First quarter 2023 global components sales decreased compared to the year-earlier period primarily due to lower demand in certain markets and continued normalization of shortage market activity (see discussion above). Sales in the Asia/Pacific region decreased 18.9% due to softer demand and lower volumes in most verticals, and sales in the Americas region decreased by 4.6% mainly due to normalization of shortage market conditions. This was partially offset by 16.6% growth in sales for the EMEA region due to an increase in most major verticals, particularly industrial and defense.

Sales from the global ECS business remained flat in the first quarter of 2023 relative to the year-earlier period. Sales in the EMEA region grew by 6.7% due to strong demand in all technology categories, particularly software, and helped by improved supply in hardware. These results were largely offset by a 4.8% decrease in sales in the Americas region due to softer demand across most technologies.

Gross Profit

Following is an analysis of the company's consolidated gross profit:

	Quarter Ended
(millions)	April 1, 2023	April 2, 2022	% Change
Gross profit, as reported	$1,114	$1,208	(7.8)%
Impact of changes in foreign currencies	—	(27)
Gross profit, constant currency	$1,114	$1,181	(5.7)%
Gross profit as a percentage of sales, as reported	12.7%	13.3%	(60) bps
Gross profit as a percentage of sales, constant currency	12.7%	13.3%	(60) bps
The sum of the components for gross profit on a constant currency basis may not agree to totals, as presented, due to rounding.

The decrease in gross profit margins during the first quarter of 2023, compared with the year-earlier period, related primarily to normalization of shortage market conditions in the Americas region of the global components business. The decrease was partially offset by higher margins in the EMEA region of both the global components and global ECS businesses due to product mix shifting towards higher margin products. Global components supply chain services offerings continued to have a positive impact on gross margins.

Operating Expenses

Following is an analysis of the company's consolidated operating expenses:

	Quarter Ended
(millions)	April 1, 2023	April 2, 2022	% Change
Operating expenses, as reported	$692	$697	(0.8)%
Identifiable intangible asset amortization	(8)	(9)
Restructuring, integration, and other charges	(3)	(5)
Impact of changes in foreign currencies	—	(15)
Non-GAAP operating expenses	$681	$668	1.9%
Operating expenses as a percentage of sales	7.9%	7.7%	20 bps
Non-GAAP operating expenses as a percentage of sales, constant currency	7.8%	7.5%	30 bps
The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

The increase in operating expense as a percentage of sales in the first quarter of 2023, relative to the year-earlier period, relates primarily to lower operating leverage when sales are lower.

Index

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges of $2.6 million and $4.9 million for the first quarter of 2023 and 2022, respectively. As of April 1, 2023, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans.

Operating Income

Following is an analysis of the company's consolidated operating income, and operating income for the company's two business segments:

	Quarter Ended
(millions)	April 1, 2023	April 2, 2022	% Change
Consolidated operating income, as reported	$422	$510	(17.3)%
Identifiable intangible asset amortization	8	9
Restructuring, integration, and other charges	3	5
Non-GAAP consolidated operating income	$433	$524	(17.5)%
Consolidated operating income as a percentage of sales	4.8%	5.6%	(80) bps
Non-GAAP consolidated operating income as a percentage of sales	5.0%	5.8%	(80) bps

Global components operating income, as reported	$418	$499	(16.4)%
Identifiable intangible asset amortization	7	7
Non-GAAP global components operating income	$424	$506	(16.2)%
Global components operating income as a percentage of sales	6.1%	6.9%	(80) bps
Non-GAAP global components operating income as a percentage of sales	6.2%	7.0%	(80) bps

Global ECS operating income, as reported	$81	$86	(5.5)%
Identifiable intangible asset amortization	1	2
Non-GAAP global ECS operating income	$82	$88	(6.4)%
Global ECS operating income as a percentage of sales	4.3%	4.6%	(30) bps
Non-GAAP global ECS operating income as a percentage of sales	4.4%	4.7%	(30) bps
The sum of the components of consolidated operating income do not agree to totals, as presented, due to operating income for the corporate segment not included in the table above. Refer to Note L "Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in operating income as a percentage of sales for first quarter of 2023 relates primarily to decreases in gross profit margins discussed above. During the first quarter of 2023, changes in foreign currencies reduced operating income by $11.7 million when compared to the year-earlier period.

Gain on Investments, Net

During the first quarter of 2023 and 2022, the company recorded a gain of $10.3 million and $2.0 million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company's investment in Marubun Corporation, refer to Note H "Financial Instruments Measured at Fair Value".

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $79.7 million for the first quarter of 2023 compared with $34.0 million in the year-earlier period. The increase for the first quarter of 2023 primarily relates to higher interest rates on outstanding borrowings and floating rate credit facilities, and higher average daily borrowings. Refer to the section below titled "Liquidity and Capital Resources" for more information on changes in borrowings.

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

Following is an analysis of the company's consolidated effective income tax rate:

	Quarter Ended
	April 1, 2023	April 2, 2022
Effective income tax rate	21.8%	23.5%
Identifiable intangible asset amortization	0.1%	—%
Restructuring, integration, and other charges	0.1%	—%
Gain on investments, net	(0.1)%	—%
Non-GAAP effective income tax rate	21.8%	23.5%
The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 23.5% for the first quarter of 2022 to 21.8% for the first quarter of 2023, is primarily driven by changes in the mix of tax jurisdictions where taxable income is generated and discrete items, such as stock-based compensation, changes in valuation allowances, and liabilities for uncertain tax positions.

Net Income Attributable to Shareholders

Following is an analysis of the company's consolidated net income attributable to shareholders:

	Quarter Ended
(millions)	April 1, 2023	April 2, 2022
Net income attributable to shareholders, as reported	$274	$365
Identifiable intangible asset amortization*	8	9
Restructuring, integration, and other charges	3	5
Gain on investments, net	(10)	(2)
Tax effect of adjustments above	—	(3)
Non-GAAP net income attributable to shareholders	$274	$373
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The decrease in net income attributable to shareholders in the first quarter of 2023 relates primarily to decreased sales, gross margins, and higher interest expense, as discussed above. In the first quarter of 2023, changes in foreign currencies reduced net income by approximately $8.4 million when compared to the year-earlier period.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company's current committed and undrawn liquidity stands at over $2.1 billion in addition to $205.6 million of cash on hand at April 1, 2023. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

(millions)	April 1, 2023	December 31, 2022	Change
Working capital	$7,205	$7,182	$23
Cash and cash equivalents	206	177	29
Short-term debt	144	590	(446)
Long-term debt	3,719	3,183	536

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first quarter of 2023, was primarily attributable to increases in inventories offset partially by lower accounts receivable.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, increased to 20.6% for the first three months of 2023, compared to 17.0% in the year-earlier period. The increase was primarily due to lower sales and higher inventory, largely due to higher prices. Growth in inventory is contributing to higher levels of debt on the company's consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At April 1, 2023 and December 31, 2022, the company had cash and cash equivalents of $205.6 million and $176.9 million, respectively, of which $198.7 million and $160.8 million, respectively, were held outside the United States.

The company has $3.6 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company has $2.1 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of April 1, 2023.

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category:

	Borrowing Capacity	Outstanding Borrowings		Average Daily Balance Outstanding
				Quarter Ended
(millions)		April 1, 2023	December 31, 2022	April 1, 2023	April 2, 2022
North American asset securitization program	$1,500	$1,255	$1,235	$1,291	$682
Revolving credit facility	2,000	15	—	274	12
Commercial paper program (a)	1,200	120	173	762	342
Uncommitted lines of credit	200	—	78	11	5
(a) Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first three months of 2023 and 2022, the average daily balance outstanding under the EMEA asset securitization program was

Index

$636.4 million and $449.5 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company's capital resources:

(millions)	Activity	Date	Notional Amount
4.50% notes, due March 2023	Repaid	March 2023	$300
6.125% notes, due March 2026 (a)	Issued	March 2023	$500
3.50% notes, due April 2022	Repaid	February 2022	$350
North American asset securitization program	Increase in Capacity	September 2022	$250
EMEA asset securitization program	Increase in Capacity	September 2022	€200
(a)    Upon issuance of the 6.125% notes due March 2026, the company entered into an interest rate swap, which effectively converts the 6.125% notes to floating rate notes based on SOFR + 0.508%.

Refer to Note G, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows
The following table summarizes the company’s cash flows by category for the periods presented:

(millions)	April 1, 2023	April 2, 2022	Change
Net cash provided by (used for) operating activities	$224	$(200)	$424
Net cash provided by (used for) investing activities	(9)	1	(10)
Net cash provided by (used for) financing activities	(211)	228	(439)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first quarter of 2023 was $223.8 million and the net amount of cash used for the company's operating activities during the first quarter of 2022 was $200.2 million. The change in cash provided by operating activities during 2023, compared to the year-earlier period, related primarily to the company's historical counter-cyclical cash flow as the company generates cash flow in periods of decreased demand growth.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2023 was $9.2 million while the net amount of cash provided by investing activities in the first quarter of 2022 was $0.9 million. The change in cash used for investing activities related primarily to a decrease in proceeds from notes receivable, offset partially by settlement proceeds from derivative contracts.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $211.0 million during the first quarter of 2023 compared to $227.6 million provided by financing activities in the year-earlier period. The change in cash used for financing activities related primarily to a decrease in proceeds from long-term bank borrowings offset by proceeds from notes issued in the first quarter of 2023.

Capital Expenditures

Capital expenditures for the first quarter of 2023 and 2022 were $20.1 million and $19.3 million, respectively. The company expects capital expenditures to be approximately $80.0 million for fiscal year 2023.

Share-Repurchase Program

The company repurchased 2.6 million shares of common stock for $300.2 million and 2.0 million shares of common stock for $250.0 million in the first quarter of 2023 and 2022, respectively. On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. As of April 1, 2023, approximately $1.0 billion

Index

remained available for repurchase. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, and operating leases that are summarized in the section titled “Contractual Obligations” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to our short-term and long-term debt obligations. Refer to Note H, "Financial Instruments Measured at Fair Value" of the Notes to Consolidated Financial Statements for further discussion on hedging activities. As of April 1, 2023, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to our critical accounting estimates during the first three months of 2023. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's, in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of Recently Issued Accounting Standards

See Note B, "Impact of Recently Issued Accounting Standards" of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 1, 2023 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of April 1, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Index
PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

The Information set forth in Note K "Contingencies" in Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.     Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended April 1, 2023:

(thousands except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (a)
January 1 through January 28, 2023	800,389	$112.44	800,389	$1,238,746
January 29 through February 25, 2023	246,891	123.54	246,891	1,208,245
February 26 through April 1, 2023	1,516,630	118.52	1,516,630	1,028,497
Total	2,563,910		2,563,910

(a)On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. The company's share-repurchase program does not have an expiration date. As of April 1, 2023, the total authorized dollar value of shares available for repurchase was $2.8 billion of which $1.8 billion has been utilized, while the $1.0 billion in the table represents the remaining amount available for repurchase under the program.

Index
Item 6.    Exhibits

Exhibit Number	Exhibit

4(a)
Fourth Supplemental Indenture, dated as of March 1, 2023, by and between the Company and US Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the company's Current Report on Form 8-K dated March 1, 2023, Commission File No. 1-4482).

4(b)*	Fifth Supplemental Indenture, dated as of March 1, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.

4(c)*
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 14, 2023, by and among Arrow Electronics, Inc., and certain of its subsidiaries as borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

4(d)*
Amendment No. 4 to Receivables Transfer Agreement, dated as of January 27, 2023, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 4, 2023	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer