Form 10-Q
period 2023-07-01
ARROW ELECTRONICS, INC.
filed 2023-08-03
CIK 7536

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

There were 55,662,614 shares of Common Stock outstanding as of July 27, 2023.

Index

ARROW ELECTRONICS, INC.

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sales	$8,514,516	$9,460,842	$17,250,944	$18,534,967
Cost of sales	7,448,467	8,224,628	15,071,073	16,091,249
Gross profit	1,066,049	1,236,214	2,179,871	2,443,718
Operating expenses:
Selling, general, and administrative expenses	617,202	653,640	1,259,633	1,297,565
Depreciation and amortization	46,264	47,252	92,943	95,557
Restructuring, integration, and other charges	10,333	2,494	12,893	7,392
	673,799	703,386	1,365,469	1,400,514
Operating income	392,250	532,828	814,402	1,043,204
Equity in earnings of affiliated companies	3,061	2,165	2,981	3,008
Gain (loss) on investments, net	497	(9,744)	10,808	(7,733)
Employee benefit plan expense, net	(803)	(835)	(1,656)	(1,724)
Interest and other financing expense, net	(84,834)	(38,506)	(164,492)	(72,491)
Income before income taxes	310,171	485,908	662,043	964,264
Provision for income taxes	72,380	114,413	148,927	226,773
Consolidated net income	237,791	371,495	513,116	737,491
Noncontrolling interests	1,232	1,161	2,807	2,408
Net income attributable to shareholders	$236,559	$370,334	$510,309	$735,083
Net income per share:
Basic	$4.17	$5.60	$8.84	$10.98
Diluted	$4.12	$5.54	$8.74	$10.84
Weighted-average shares outstanding:
Basic	56,720	66,078	57,726	66,964
Diluted	57,355	66,851	58,409	67,797

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Consolidated net income	$237,791	$371,495	$513,116	$737,491
Other comprehensive (loss) income:
Foreign currency translation adjustment and other, net of taxes	(1,343)	(221,200)	9,942	(271,110)
Unrealized (loss) gain on foreign exchange contracts designated as net investment hedges, net of taxes	(4,043)	14,251	(4,476)	13,676
Unrealized gain on interest rate swaps designated as cash flow hedges, net of taxes	5,447	11,679	1,738	19,884
Employee benefit plan items, net of taxes	(298)	89	(570)	188
Other comprehensive (loss) income	(237)	(195,181)	6,634	(237,362)
Comprehensive income	237,554	176,314	519,750	500,129
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,377)	(975)	3,275	(597)
Comprehensive income attributable to shareholders	$238,931	$177,289	$516,475	$500,726

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$240,382	$176,915
Accounts receivable, net	11,035,898	12,322,717
Inventories	5,452,198	5,319,369
Other current assets	402,729	521,339
Total current assets	17,131,207	18,340,340
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	186,648	184,211
Machinery and equipment	1,612,005	1,583,661
	1,804,344	1,773,563
Less: Accumulated depreciation and amortization	(1,246,125)	(1,177,107)
Property, plant, and equipment, net	558,219	596,456
Investments in affiliated companies	62,138	65,112
Intangible assets, net	142,917	159,137
Goodwill	2,044,214	2,027,626
Other assets	597,204	574,511
Total assets	$20,535,899	$21,763,182
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,981,212	$10,460,419
Accrued expenses	1,199,924	1,339,302
Short-term borrowings, including current portion of long-term debt	488,168	589,883
Total current liabilities	10,669,304	12,389,604
Long-term debt	3,672,828	3,182,964
Other liabilities	539,293	579,261
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2023 and 2022
Issued - 125,424 shares in both 2023 and 2022	125,424	125,424
Capital in excess of par value	1,203,064	1,208,708
Treasury stock (69,762 and 66,175 shares in 2023 and 2022, respectively), at cost	(5,108,188)	(4,637,345)
Retained earnings	9,725,141	9,214,832
Accumulated other comprehensive loss	(359,096)	(365,262)
Total shareholders’ equity	5,586,345	5,546,357
Noncontrolling interests	68,129	64,996
Total equity	5,654,474	5,611,353
Total liabilities and equity	$20,535,899	$21,763,182

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Consolidated net income	$513,116	$737,491
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	92,943	95,557
Amortization of stock-based compensation	28,349	31,236
Equity in earnings of affiliated companies	(2,981)	(3,008)
Deferred income taxes	(33,399)	(6,684)
(Gain) loss on investments, net	(10,808)	7,733
Other	2,986	2,366
Change in assets and liabilities:
Accounts receivable, net	1,324,772	(34,207)
Inventories	(141,373)	(755,892)
Accounts payable	(1,513,259)	(315,459)
Accrued expenses	(215,583)	60,123
Other assets and liabilities	52,237	(102,086)
Net cash provided by (used for) operating activities	97,000	(282,830)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(37,105)	(36,244)
Proceeds from collections of notes receivable	237	20,542
Proceeds from settlement of net investment hedge	10,725	—
Net cash used for investing activities	(26,143)	(15,702)
Cash flows from financing activities:
Change in short-term and other borrowings	198,339	296,022
(Repayments of) proceeds from long-term bank borrowings, net	(9,426)	910,000
Net proceeds from note offering	496,268	—
Redemption of notes	(300,000)	(350,000)
Proceeds from exercise of stock options	16,381	15,672
Repurchases of common stock	(516,217)	(483,963)
Settlement of forward-starting interest rate swap	56,711	—
Other	(142)	(137)
Net cash (used for) provided by financing activities	(58,086)	387,594
Effect of exchange rate changes on cash	50,696	(85,660)
Net increase in cash and cash equivalents	63,467	3,402
Cash and cash equivalents at beginning of period	176,915	222,194
Cash and cash equivalents at end of period	$240,382	$225,596

See accompanying notes.

Index
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	273,750	—	1,575	275,325
Other comprehensive income	—	—	—	—	3,794	3,077	6,871
Amortization of stock-based compensation	—	19,497	—	—	—	—	19,497
Shares issued for stock-based compensation awards	—	(25,071)	31,005	—	—	—	5,934
Repurchases of common stock	—	—	(318,800)	—	—	—	(318,800)
Balance at April 1, 2023	$125,424	$1,203,134	$(4,925,140)	$9,488,582	$(361,468)	$69,648	$5,600,180
Consolidated net income	—	—	—	236,559	—	1,232	237,791
Other comprehensive income (loss)	—	—	—	—	2,372	(2,609)	(237)
Amortization of stock-based compensation	—	8,852	—	—	—	—	8,852
Shares issued for stock-based compensation awards	—	(8,922)	19,369	—	—	—	10,447
Repurchases of common stock	—	—	(202,417)	—	—	—	(202,417)
Distributions	—	—	—	—	—	(142)	(142)
Balance at July 1, 2023	$125,424	$1,203,064	$(5,108,188)	$9,725,141	$(359,096)	$68,129	$5,654,474

Index

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883
Consolidated net income	—	—	—	370,334	—	1,161	371,495
Other comprehensive loss	—	—	—	—	(193,045)	(2,136)	(195,181)
Amortization of stock-based compensation	—	13,885	—	—	—	—	13,885
Shares issued for stock-based compensation awards	—	(1,950)	6,320	—	—	—	4,370
Repurchases of common stock	—	—	(225,032)	—	—	—	(225,032)
Distributions	—	—	—	—	—	(137)	(137)
Balance at July 2, 2022	$125,424	$1,198,530	$(4,080,505)	$8,523,031	$(426,014)	$57,817	$5,398,283

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

Note B – Impact of Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations ("ASU No. 2022-04"). ASU No. 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, and potential magnitude. Effective January 1, 2023 the company adopted the provisions of ASU No. 2022-04 on a retrospective basis. As a result, the company disclosed key terms and amounts outstanding under its supplier finance programs (refer to Note F).

Note C – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

(thousands)	Global Components	Global ECS	Total
Balance as of December 31, 2022 (a)	$873,003	$1,154,623	$2,027,626
Foreign currency translation adjustment	(33)	16,621	16,588
Balance as of July 1, 2023 (a)	$872,970	$1,171,244	$2,044,214

(a)     The total carrying value of goodwill as of July 1, 2023 and December 31, 2022 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components business segment and $301.9 million was recorded in the global enterprise computing solutions ("ECS") business segment.

Intangible assets, net, are comprised of the following as of July 1, 2023:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$265,471	$(153,080)	$112,391
Amortizable trade name	74,009	(43,483)	30,526
	$339,480	$(196,563)	$142,917

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets, net, are comprised of the following as of December 31, 2022:

(thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$268,180	$(144,655)	$123,525
Amortizable trade name	74,011	(38,399)	35,612
	$342,191	$(183,054)	$159,137

During the second quarter of 2023 and 2022, the company recorded amortization expense related to identifiable intangible assets of $7.9 million and $8.8 million, respectively. During the first six months of 2023 and 2022, amortization expense related to identifiable intangible assets was $15.9 million and $17.8 million, respectively.

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

(thousands)	July 1, 2023	December 31, 2022
Marubun/Arrow	$51,075	$54,292
Other	11,063	10,820
	$62,138	$65,112

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
(thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Marubun/Arrow	$2,365	$1,746	$1,968	$2,540
Other	696	419	1,013	468
	$3,061	$2,165	$2,981	$3,008

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of July 1, 2023 and December 31, 2022.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

(thousands)	July 1, 2023	December 31, 2022
Accounts receivable	$11,142,164	$12,416,114
Allowances for doubtful accounts	(106,266)	(93,397)
Accounts receivable, net	$11,035,898	$12,322,717

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Changes in the allowance for doubtful accounts consists of the following:

	Six Months Ended
(thousands)	July 1, 2023	July 2, 2022
Balance at beginning of period	$93,397	$75,901
Charged to income	21,256	20,189
Translation adjustments	541	(1,893)
Writeoffs	(8,928)	(6,297)
Balance at end of period	$106,266	$87,900

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of July 1, 2023.

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the Europe, Middle East, and Africa ("EMEA") region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2025, subject to extension in accordance with its terms. In July 2023, the company amended a provision in the EMEA asset securitization program to update certain financial ratios. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Six Months Ended
(thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
EMEA asset securitization, sales of accounts receivable	$852,377	$540,051	$1,670,210	$1,109,267

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets, and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held by Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” on the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Other amounts related to the EMEA asset securitization program:

(thousands)	July 1, 2023	December 31, 2022
Receivables sold to unaffiliated financial institutions that were uncollected	$646,988	$628,930
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	990,910	932,243

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 1, 2023, the company was in compliance with all such financial covenants.

Note F – Supplier Finance Programs

At the request of certain of the company's suppliers, the company has entered into agreements ("supplier finance programs") with third-party finance providers, which facilitate the participating suppliers' ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions, and has no economic interest in a supplier's decision to enter into these agreements, or sell receivables from the company. The company's rights and obligations to its suppliers, including amounts due, are not impacted by suppliers' decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company's right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of July 1, 2023, and December 31, 2022, the company had $1.1 billion and $1.5 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" on the company's consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

(thousands)	July 1, 2023	December 31, 2022
4.50% notes, due March 2023	$—	$299,895
Uncommitted lines of credit	—	78,000
Commercial paper	449,232	173,407
Other short-term borrowings	38,936	38,581
	$488,168	$589,883

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average effective interest rate on these borrowings was 6.45% and 1.98% at July 1, 2023 and December 31, 2022, respectively.

The company has $500.0 million in uncommitted lines of credit. In May 2023, the company increased the borrowing capacity on its uncommitted lines from $200.0 million to $500.0 million. There were no outstanding borrowings under the uncommitted lines of credit at July 1, 2023 and $78.0 million in outstanding borrowings under the uncommitted lines of credit at December 31, 2022. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 5.62% and 5.22% at July 1, 2023 and December 31, 2022, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $449.2 million in outstanding borrowings under this program at July 1, 2023 and $173.4 million in outstanding borrowings at December 31, 2022. The commercial paper program had an effective interest rate of 5.78% and 5.15% at July 1, 2023 and December 31, 2022, respectively.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-term debt consists of the following:

(thousands)	July 1, 2023	December 31, 2022
North American asset securitization program	$1,220,000	$1,235,000
3.25% notes, due 2024	498,668	498,122
4.00% notes, due 2025	348,699	348,344
6.125% notes, due 2026	496,268	—
7.50% senior debentures, due 2027	110,143	110,103
3.875% notes, due 2028	496,769	496,448
2.95% notes, due 2032	494,778	494,522
Other obligations with various interest rates and due dates	7,503	425
	$3,672,828	$3,182,964

The 7.50% senior debentures are not redeemable prior to their maturity. The 6.125% notes have a call option which allows for redemption at par, without penalty, on or after March 1, 2024. All other notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

(thousands)	July 1, 2023	December 31, 2022
3.25% notes, due 2024	$483,500	$481,500
4.00% notes, due 2025	339,000	338,000
6.125% notes, due 2026	499,500	—
7.50% senior debentures, due 2027	116,500	116,500
3.875% notes, due 2028	463,500	456,000
2.95% notes, due 2032	413,500	395,500

The carrying amount of the company's other short-term borrowings, uncommitted lines of credit, revolving credit facility, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a secured overnight financing rate ("SOFR"), plus a spread (1.08% at July 1, 2023), which is based on the company's credit ratings, plus a credit spread adjustment of 0.10% or a weighted-average interest rate of 6.09% at July 1, 2023. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at July 1, 2023. The company had no outstanding borrowings under the revolving credit facility at July 1, 2023 and December 31, 2022.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2025. The program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at July 1, 2023) plus a credit spread adjustment of 0.10% or an effective interest rate of 5.64% at July 1, 2023. The facility fee is 0.40% of the total borrowing capacity.

The company had $1.2 billion in outstanding borrowings under the North American asset securitization program at July 1, 2023 and December 31, 2022, which was included in "Long-term debt" on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.8 billion and $3.1 billion were held by AFC and were included in

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

"Accounts receivable, net" on the company’s consolidated balance sheets at July 1, 2023 and December 31, 2022, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 1, 2023, the company was in compliance with all such financial covenants.

During the first quarter of 2023, the company completed the sale of $500.0 million principal amount of 6.125% notes due in March 2026. The notes have a call option which allows for redemption at par, without penalty, on or after March 1, 2024. The net proceeds of the offering of $496.3 million were used to repay the $300.0 million principal amount of its 4.50% notes due March 2023 and for general corporate purposes. On the issuance date, the company entered into an interest rate swap, which effectively converts the 6.125% notes to a floating rate based on daily compounding SOFR + 0.508%. Refer to Note H for additional information.

During February 2022, the company repaid $350.0 million principal amount of its 3.50% notes due April 2022.

In the normal course of business, certain of the company's subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly they are accounted for as sales of the related receivables, and the receivables are removed from the company's consolidated balance sheets.

Interest and dividend income of $16.4 million and $30.7 million for the second quarter and first six months of 2023, respectively, and $6.0 million and $10.5 million for the second quarter and first six months of 2022, respectively were recorded in "Interest and other financing expense, net" within the company's consolidated statements of operations.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents assets measured at fair value on a recurring basis at July 1, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$7,168	$—	$—	$7,168
Equity investments (b)	Other assets	53,977	—	—	53,977
Interest rate swap designated as fair value hedge	Other liabilities	—	(1,796)	—	(1,796)
Foreign exchange contracts designated as net investment hedges	Other assets	—	48,202	—	48,202
		$61,145	$46,406	$—	$107,551

The following table presents assets measured at fair value on a recurring basis at December 31, 2022:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$6,596	$—	$—	$6,596
Equity investments (b)	Other assets	50,614	—	—	50,614
Interest rate swaps designated as cash flow hedges	Other assets	—	55,942	—	55,942
Foreign exchange contracts designated as net investment hedges	Other assets /other current assets	—	60,962	—	60,962
		$57,210	$116,904	$—	$174,114

(a)    Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)    The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized (loss) gain of $(2.5) million and $6.0 million for the second quarter and first six months of 2023 on equity securities held at the end of the quarter. The company recorded an unrealized loss of $(5.0) million and $(10.7) million for the second quarter and first six months of 2022, respectively, on equity securities held at the end of the quarter.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section on the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Reclassified gains and losses are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each derivative based on observable inputs, including interest rate curves and credit spreads.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2023, the company terminated its outstanding forward-starting interest rate swaps and received a cash payment of $56.7 million, which is reported in the “Cash flows from financing activities” section of the consolidated statements of cash flows. The forecasted transactions related to the swaps continue to be probable to occur by December 31, 2025 and the $56.7 million gain on the termination of the interest rate swaps will remain in "Accumulated other comprehensive loss" on the company's consolidated balance sheets.

At December 31, 2022, the company had the following outstanding interest rate swaps designated as cash flow hedges:

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

As of July 1, 2023, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

Trade Date	Maturity Date	Notional Amount (thousands)	Interest Rate due from Counterparty	Interest Rate due to Counterparty
February 2023	March 2026	$500,000	6.125%	SOFR + 0.508%

The counterparty to the interest rate swap has the option to cancel the swaps after one year, without penalty.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at July 1, 2023 and December 31, 2022 was $1.2 billion and $1.3 billion, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" on the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, on the company’s consolidated statements of operations. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following foreign exchange contracts were designated as net investment hedges to hedge a portion of the company's net investments in subsidiaries with Euro-denominated assets:

	Notional Amount (thousands)
Maturity Date	July 1, 2023		December 31, 2022
March 2023	EUR	—	EUR	50,000
September 2024	EUR	50,000	EUR	50,000
April 2025	EUR	100,000	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	250,000	EUR	300,000

The change in the fair value of derivatives designated as net investment hedges are recorded in “foreign currency translation adjustment” (“CTA”) within “Accumulated other comprehensive loss” on the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” on the company’s consolidated statements of operations.

During the first quarter of 2023, a foreign exchange contract designated as a net investment hedge matured and the company received $10.7 million, which is reported in the “Cash flows from investing activities” section of the consolidated statements of cash flows.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

	Income Statement Line	Quarter Ended		Six Months Ended
(thousands)		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$1,804	$2,201	$3,852	$4,402
Interest rate swaps, cash flow hedge	Interest Expense	(677)	(897)	(1,516)	(1,765)
Interest rate swap, fair value hedge (b)	Interest Expense	(4,538)	—	(1,796)	—
Total		$(3,411)	$1,304	$540	$2,637
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$(2,671)	$15,921	$(1,546)	$17,015
Interest rate swaps, cash flow hedge		4,932	10,998	585	18,545
Total		$2,261	$26,919	$(961)	$35,560

(a)Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)The amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a gain of $3.4 million and $0.9 million for the second quarter and first six months of 2023, respectively.
(c)Includes derivative (losses) gains of $(1.6) million and $2.5 million for the second quarter of 2023 and 2022, respectively, and $(3.4) million and $(2.5) million for the first six months of 2023 and 2022, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

The carrying amount of “cash and cash equivalents”, “accounts receivable, net”, and “accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Six Months Ended
(thousands except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income attributable to shareholders	$236,559	$370,334	$510,309	$735,083
Weighted-average shares outstanding - basic	56,720	66,078	57,726	66,964
Net effect of various dilutive stock-based compensation awards	635	773	683	833
Weighted-average shares outstanding - diluted	57,355	66,851	58,409	67,797
Net income per share:
Basic	$4.17	$5.60	$8.84	$10.98
Diluted (a)	$4.12	$5.54	$8.74	$10.84

(a)For the second quarter of 2023 no stock-based compensation awards were excluded from computation of net income per share on a diluted basis. For the first six months of 2023 stock-based compensation awards of 1.6 thousand shares were excluded from computation of net income per share on a diluted basis as their effect was anti-dilutive. Stock-based compensation awards for the issuance of 176.8 thousand shares and 48.5 thousand shares for the second quarter and first six months of 2022, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note J – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
(thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$1,082	$(218,602)	$9,090	$(267,302)
Amounts reclassified into income	184	(462)	384	(803)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive (loss) income before reclassifications (b)	(2,671)	15,921	(1,546)	17,015
Amounts reclassified into income	(1,372)	(1,670)	(2,930)	(3,339)
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications (b)	4,932	10,998	585	18,545
Amounts reclassified into income	515	681	1,153	1,339
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(298)	89	(570)	188
Net change in Accumulated other comprehensive income (loss)	$2,372	$(193,045)	$6,166	$(234,357)

(a)     Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(22.5) million and $(16.8) million for the second quarter and first six months of 2023, and $36.6 million and $28.4 million for the second quarter and first six months of 2022, respectively.
(b)     For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding:

(thousands)	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(313)	313
Repurchases of common stock	—	2,564	(2,564)
Common stock outstanding at April 1, 2023	125,424	68,426	56,998
Shares issued for stock-based compensation awards	—	(264)	264
Repurchases of common stock	—	1,600	(1,600)
Common stock outstanding at July 1, 2023	125,424	69,762	55,662

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(thousands)	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2021	125,424	57,358	68,066
Shares issued for stock-based compensation awards	—	(385)	385
Repurchases of common stock	—	2,015	(2,015)
Common stock outstanding at April 2, 2022	125,424	58,988	66,436
Shares issued for stock-based compensation awards	—	(96)	96
Repurchases of common stock	—	1,929	(1,929)
Common stock outstanding at July 2, 2022	125,424	60,821	64,603

Share-Repurchase Program

The following table shows the company’s share-repurchase program as of July 1, 2023:

Share-Repurchase Details by Month of Board Approval (thousands)	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 2021	$600,000	$600,000	$—
December 2021	600,000	600,000	—
September 2022	600,000	600,000	—
January 2023	1,000,000	176,480	823,520
Total (a)	$2,800,000	$1,976,480	$823,520
(a) The dollar value of shares repurchased includes an accrual of $4.3 million for excise taxes during the first six months of 2023 which is recorded within "Treasury stock" on the company's consolidated balance sheets.

The company repurchased 1.6 million shares and 4.2 million shares of common stock for $200.7 million and $500.9 million, in the second quarter and first six months of 2023, respectively, under the share-repurchase program, excluding excise taxes. On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. As of July 1, 2023, approximately $823.5 million remained available for repurchase under the share-repurchase program. The company's share-repurchase program does not have an expiration date.

Note K – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company entered into a settlement agreement under which, the company accepted responsibility for any potential subsequent costs incurred for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. The company is aware of two facilities (in Huntsville, Alabama (the "Huntsville Site") and Norco, California (the "Norco Site")) at which contaminated soil and groundwater was identified and required environmental remediation.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $47.2 million from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are included in “Accrued expenses” and “Other liabilities” on the company’s consolidated balance sheets. The company has determined that there is no amount within the environmental liability ranges discussed below, that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges. The costs related to these environmental matters (referred to as “environmental costs”) include remediation, project management, regulatory oversight, and investigative and feasibility study activities.

The company expects the liabilities associated with such ongoing remediation to be resolved over an extended period of time and the accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, orders by administrative agencies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to the Huntsville and Norco sites.

It is reasonably possible that the company will need to adjust the liabilities noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in estimates of the costs, timing or duration of the required actions could have a material adverse effect on the company's consolidated financial position, results of operations or cash flows.

During the second quarter of 2023 the company received updated information related to testing and operational unit costs related to both the Norco and Huntsville sites. If the data is confirmed, an increase to the environmental obligation would be required. Any such revision will be recorded during the second half of 2023.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville Site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Due to the effectiveness of the pilot testing, the pilot testing process has been expanded and remains underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8.3 million has been spent to date, and the company currently anticipates no additional investigative-related expenditures. The subsequent environmental costs at the site are estimated to be between $2.3 million and $17.8 million.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (“DTSC”) in connection with the Norco Site. In September 2013, the DTSC approved the final Remedial Action Plan (“RAP”) for actions in five on-site areas and one off-site area. As of 2018, the remediation measures described in the RAP had been implemented. Routine progress monitoring of groundwater and soil gas continue on-site and off-site. Approximately $81.6 million has been spent to date, and the company currently anticipates no additional investigative-related expenditures. The subsequent environmental costs at the site are estimated to be between $6.5 million and $39.9 million.

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

Index
ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration and other costs, as they are not attributable to the individual operating segments and are included in the corporate line item.

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
(thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Components:
Americas	$2,066,562	$2,479,362	$4,300,015	$4,819,905
EMEA	2,153,479	1,808,404	4,399,624	3,735,407
Asia/Pacific	2,462,841	3,173,786	4,839,036	6,105,315
Global components	$6,682,882	$7,461,552	$13,538,675	$14,660,627

ECS:
Americas	$1,000,506	$1,160,796	$1,998,620	$2,208,645
EMEA	831,128	838,494	1,713,649	1,665,695
Global ECS	$1,831,634	$1,999,290	$3,712,269	$3,874,340
Consolidated	$8,514,516	$9,460,842	$17,250,944	$18,534,967

Operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
(thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating income (loss):
Global components	$381,314	$524,494	$798,853	$1,023,836
Global ECS	86,228	83,970	167,327	169,768
Corporate (a)	(75,292)	(75,636)	(151,778)	(150,400)
Consolidated	$392,250	$532,828	$814,402	$1,043,204

(a)Corporate operating loss includes restructuring, integration, and other charges of $10.3 million and $12.9 million for the second quarter and first six months of 2023, respectively, and $2.5 million and $7.4 million for the second quarter and first six months of 2022, respectively.

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes "forward-looking statements," as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions; disruptions or inefficiencies in the supply chain; political instability; impacts of military conflict and sanctions, industry conditions; changes in product supply, pricing and customer demand; competition; other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; outbreaks, epidemics, pandemics, or public health crises; and the company's ability to generate cash flow. For a further discussion of these and other factors that could cause the company's future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company's most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.
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
•Non-GAAP operating expenses excludes identifiable intangible asset amortization, restructuring, integration, and other charges, and the impact of changes in foreign currencies.
•Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other charges.
•Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges, gain (loss) on investments, net, and the impact of tax legislation changes.

For a discussion of what is included within "Restructuring, integration, and other charges" and "Gains (loss) on investments, net" refer to the similarly captioned sections of this item below. Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company's financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. Reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures are included within this MD&A.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world's broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders. The company has two business segments, the global components business segment and the global ECS business segment. The company's global components business segment, enabled by a comprehensive

Index

range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs"). The company's global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. Global ECS' portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers ("VARs") and managed service providers ("MSPs") meet the needs of their end-users. For the second quarter of 2023, approximately 78% and 22% of the company’s sales were from the global components business and the global ECS business, respectively.

The company's strategic initiatives include the following:

•Offering a variety of value-added demand creation services in the global components business, including design, engineering, and global marketing and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with its suppliers and customers.
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

Executive Summary

Consolidated sales for the second quarter and the first six months of 2023 decreased by 10.0% and 6.9%, respectively, compared with the year-earlier periods. The decrease for the second quarter of 2023 was driven by a 10.4% decrease in the global components business segment sales compared with the year-earlier period. The global ECS business segment sales for the second quarter of 2023 decreased 8.4% compared with the year-earlier period. The decrease for the first six months of 2023 was driven by a 7.7% decrease in the global components business segment sales and a 4.2% decrease in global ECS business segment sales, compared to the year-earlier periods. Consolidated sales on a constant currency basis decreased 9.8% and 5.8% for the second quarter and the first six months of 2023, respectively, compared with the year-earlier periods.

The company reported net income attributable to shareholders of $236.6 million and $510.3 million in the second quarter and the first six months of 2023, respectively, compared with $370.3 million and $735.1 million in the year-earlier periods. Non-GAAP net income attributable to shareholders for the second quarter and the first six months of 2023 was $250.6 million and $524.2 million, respectively, compared with $386.3 million and $759.8 million in the year-earlier periods. Non-GAAP net income attributable to shareholders is adjusted for the following items:

Second quarters of 2023 and 2022:

•restructuring, integration, and other charges of $10.3 million in 2023 and $2.5 million in 2022;
•identifiable intangible asset amortization of $7.9 million in 2023 and $8.8 million in 2022;
•net gain on investments of $0.5 million in 2023 and net loss on investment of $9.7 million in 2022; and
•impact of tax legislation changes of $0.9 million in 2023.

First six months of 2023 and 2022:

•restructuring, integration, and other charges of $12.9 million in 2023 and $7.4 million in 2022;
•identifiable intangible asset amortization of $15.9 million in 2023 and $17.8 million in 2022;
•net gain on investments of $10.8 million in 2023 and net loss on investments of $7.7 million in 2022; and
•impact of tax legislation changes of $0.9 million in 2023.

During the second quarter and the first six months of 2023, changes in foreign currencies reduced sales by approximately $17.6 million and $220.3 million, respectively, operating income by $2.6 million and $14.3 million, respectively, and earnings per share

Index

on a diluted basis by $0.03 and $0.15, respectively, compared to the year-earlier periods.

Significant trends impacting the business:

Below is a discussion of significant trends impacting the business. See discussion regarding the impacts of these and other risks included in Item 1A, Risk Factors, within the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Supply chain constraints and components shortages

Shortage market conditions impacting the company's global components business began normalizing during the third quarter of 2022 and have largely resolved as of the second quarter of 2023. While prices for many products have remained elevated, prices for products that were most severely impacted by shortage market conditions have decreased, bringing profit margins on these products more in line with historic norms as supply improves. Due to the evolving nature and uncertainty of the impacts discussed below, the company believes the results and financial condition discussed for the periods presented herein may not be indicative of future operating results and trends.

During the second quarter and the first six months of 2023, operating margins in the global components business decreased 130 bps and 110 bps, respectively, relative to the year-earlier periods, and decreased 40 bps relative to the first quarter of 2023. During 2022, the company’s global components business segment reported record sales and profitability primarily due to rising prices and growth in value-added services.

As of the second quarter of 2023, constraints in supply impacting the company's global ECS business have mostly resolved and hardware backlog has normalized. Constraints in supply were a headwind for growth throughout 2022, particularly for hardware sales and large, complex IT projects that rely on hardware.

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

	Quarter Ended			Six Months Ended
(millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Consolidated sales, as reported	$8,515	$9,461	(10.0)%	$17,251	$18,535	(6.9)%
Impact of changes in foreign currencies	—	(18)		—	(220)
Consolidated sales, constant currency	$8,515	$9,443	(9.8)%	$17,251	$18,315	(5.8)%

Global components sales, as reported	$6,683	$7,462	(10.4)%	$13,539	$14,661	(7.7)%
Impact of changes in foreign currencies	—	(19)		—	(165)
Global components sales, constant currency	$6,683	$7,443	(10.2)%	$13,539	$14,496	(6.6)%

Global ECS sales, as reported	$1,832	$1,999	(8.4)%	$3,712	$3,874	(4.2)%
Impact of changes in foreign currencies	—	1		—	(56)
Global ECS sales, constant currency	$1,832	$2,000	(8.4)%	$3,712	$3,819	(2.8)%
The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

During the second quarter and first six months of 2023, global components sales decreased compared to the year-earlier period primarily due to the following impacts:
•sales declines in the Asia/Pacific region of 22.4% and 20.7%, respectively, primarily due to softer demand and lower volumes in most verticals;
•sales declines in the Americas region of 16.6% and 10.8%, respectively, primarily due to normalization of shortage market conditions, partially offset by growth in sales of interconnects, passives and electromechanical devices;
•partially offset by growth in the EMEA region of 19.1% and 17.8%, respectively, primarily due to an increase in most major verticals, particularly industrial, automotive, and defense.

Index

Sales from the global ECS business decreased 8.4% and 4.2% in the second quarter and the first six months of 2023, respectively, relative to the year-earlier periods, primarily due to decreased demand for hardware offset partially by increased demand for software and cloud solutions. In the EMEA region, demand for cyber-security solutions and other software remained strong, and growth in sales of cloud based solutions was strong, enabled by the company's ArrowSphere platform. In the Americas regions, sales growth was strong in the public sector with software for security, storage, and infrastructure solutions.

Gross Profit

Following is an analysis of the company's consolidated gross profit:

	Quarter Ended			Six Months Ended
(millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Gross profit, as reported	$1,066	$1,236	(13.8)%	$2,180	$2,444	(10.8)%
Impact of changes in foreign currencies	—	(2)		—	(29)
Gross profit, constant currency	$1,066	$1,234	(13.6)%	$2,180	$2,415	(9.7)%
Gross profit as a percentage of sales, as reported	12.5%	13.1%	(60) bps	12.6%	13.2%	(60) bps
Gross profit as a percentage of sales, constant currency	12.5%	13.1%	(60) bps	12.6%	13.2%	(60) bps
The sum of the components for gross profit on a constant currency basis may not agree to totals, as presented, due to rounding.

The decrease in gross profit margins during the second quarter and the first six months of 2023, compared with the year-earlier periods, related primarily to normalization of shortage market conditions in the Americas region of the global components business and softer demand in the Asia/Pacific region compared to the year-earlier period. The decrease was partially offset by higher margins in the EMEA region of both the global components and global ECS businesses due to product mix shifting towards higher margin products. Global components supply chain services offerings continued to have a positive impact on gross margins.

Operating Expenses

Following is an analysis of the company's consolidated operating expenses:

	Quarter Ended			Six Months Ended
(millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Operating expenses, as reported	$674	$703	(4.2)%	$1,365	$1,401	(2.5)%
Identifiable intangible asset amortization	(8)	(9)		(16)	(18)
Restructuring, integration, and other charges	(10)	(2)		(13)	(7)
Impact of changes in foreign currencies	—	—		—	(15)
Non-GAAP operating expenses	$656	$692	(5.3)%	$1,336	$1,361	(1.8)%
Operating expenses as a percentage of sales	7.9%	7.4%	50 bps	7.9%	7.6%	30 bps
Non-GAAP operating expenses as a percentage of sales, constant currency	7.7%	7.3%	40 bps	7.7%	7.4%	30 bps
The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

The increase in operating expense as a percentage of sales in the second quarter and the first six months of 2023, relative to the year-earlier periods, relates primarily to lower operating leverage when sales are lower. The company is closely monitoring business and economic conditions and will continue to align costs to achieve operational efficiencies.

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges of $10.3 million and $2.5 million for the second quarter of 2023 and 2022, respectively. The company recorded restructuring, integration, and other charges of $12.9 million and $7.4 million for the first six months of 2023 and 2022, respectively. As of July 1, 2023, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans.

Index

Operating Income

Following is an analysis of the company's consolidated operating income, and operating income for the company's two business segments:

	Quarter Ended			Six Months Ended
(millions)	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Consolidated operating income, as reported	$392	$533	(26.4)%	$814	$1,043	(21.9)%
Identifiable intangible asset amortization	8	9		16	18
Restructuring, integration, and other charges	10	2		13	7
Non-GAAP consolidated operating income	$410	$544	(24.6)%	$843	$1,068	(21.1)%
Consolidated operating income as a percentage of sales	4.6%	5.6%	(100) bps	4.7%	5.6%	(90) bps
Non-GAAP consolidated operating income as a percentage of sales	4.8%	5.8%	(100) bps	4.9%	5.8%	(90) bps

Global components operating income, as reported	$381	$524	(27.3)%	$799	$1,024	(22.0)%
Identifiable intangible asset amortization	7	7		13	14
Non-GAAP global components operating income	$388	$531	(27.0)%	$812	$1,037	(21.7)%
Global components operating income as a percentage of sales	5.7%	7.0%	(130) bps	5.9%	7.0%	(110) bps
Non-GAAP global components operating income as a percentage of sales	5.8%	7.1%	(130) bps	6.0%	7.1%	(110) bps

Global ECS operating income, as reported	$86	$84	2.7%	$167	$170	(1.4)%
Identifiable intangible asset amortization	1	2		2	4
Non-GAAP global ECS operating income	$87	$86	1.6%	$170	$174	(2.4)%
Global ECS operating income as a percentage of sales	4.7%	4.2%	50 bps	4.5%	4.4%	10 bps
Non-GAAP global ECS operating income as a percentage of sales	4.8%	4.3%	50 bps	4.6%	4.5%	10 bps
The sum of the components of consolidated operating income do not agree to totals, as presented, because operating income for the corporate segment is not included in the table above. Refer to Note L "Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in operating income as a percentage of sales for the second quarter and the first six months of 2023 relates primarily to decreases in gross profit margins discussed above. During the second quarter and the first six months of 2023, changes in foreign currencies reduced operating income by $2.6 million and $14.3 million when compared to the year-earlier periods.

Gain (Loss) on Investments, Net

During the second quarter of 2023 and 2022, the company recorded a gain (loss) of $0.5 million and $(9.7) million, respectively; during the first six months of 2023 and 2022, the company recorded a gain (loss) of $10.8 million, and $(7.7) million, respectively, which are primarily related to changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company's investment in Marubun Corporation, refer to Note H "Financial Instruments Measured at Fair Value".

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $84.8 million and $164.5 million for the second quarter and the first six months of 2023, respectively, compared with $38.5 million and $72.5 million, respectively, in the year-earlier periods. The increase for the second quarter and the first six months of 2023 primarily relates to higher interest rates on outstanding borrowings and floating rate credit facilities, and higher average daily borrowings. Refer to the section below titled "Liquidity and Capital Resources" for more information on changes in borrowings.

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

Following is an analysis of the company's consolidated effective income tax rate:

	Quarter Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Effective income tax rate	23.3%	23.5%	22.5%	23.5%
Identifiable intangible asset amortization	—%	0.1%	—%	0.1%
Restructuring, integration, and other charges	0.1%	—%	0.1%	—%
Gain (loss) on investments, net	—%	—%	—%	—%
Impact of tax legislation changes	(0.3)%	—%	(0.1)%	—%
Non-GAAP effective income tax rate	23.1%	23.6%	22.5%	23.5%
The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate from 23.5% for both the second quarter and the first six months of 2022, respectively, to 23.3% and 22.5% for the second quarter and the first six months of 2023, respectively, is primarily driven by changes in the mix of tax jurisdictions where taxable income is generated and discrete items, such as stock-based compensation, changes in valuation allowances, and liabilities for uncertain tax positions.

Net Income Attributable to Shareholders

Following is an analysis of the company's consolidated net income attributable to shareholders:

	Quarter Ended		Six Months Ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income attributable to shareholders, as reported	$237	$370	$510	$735
Identifiable intangible asset amortization*	8	9	16	17
Restructuring, integration, and other charges	10	2	13	7
(Gain) loss on investments, net	—	10	(11)	8
Tax effect of adjustments above	(4)	(5)	(5)	(8)
Impact of tax legislation changes	1	—	1	—
Non-GAAP net income attributable to shareholders	$251	$386	$524	$760
* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.
The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The decrease in net income attributable to shareholders in the second quarter and the first six months of 2023 compared to the year-earlier period, relates primarily to decreased sales, gross margins, and higher interest expense, as discussed above. In the second quarter and the first six months of 2023, changes in foreign currencies reduced net income by approximately $2.1 million and $10.5 million, respectively, when compared to the year-earlier period.

Index

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company's current committed and undrawn liquidity stands at over $1.8 billion in addition to $240.4 million of cash on hand at July 1, 2023. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

(millions)	July 1, 2023	December 31, 2022	Change
Working capital	$7,507	$7,182	$325
Cash and cash equivalents	240	177	63
Short-term debt	488	590	(102)
Long-term debt	3,673	3,183	490

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first six months of 2023, was primarily attributable to decreases in accounts payable offset partially by lower accounts receivable.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, increased to 22.0% for the second quarter of 2023, compared to 17.4% in the year-earlier period. The increase was primarily due to lower sales and higher inventory as well as timing of payments and collections.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At July 1, 2023 and December 31, 2022, the company had cash and cash equivalents of $240.4 million and $176.9 million, respectively, of which $146.5 million and $160.8 million, respectively, were held outside the United States.

The company has $3.9 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company has $2.1 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of July 1, 2023.

Index

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities by category:

	Borrowing Capacity	Outstanding Borrowings
(millions)		July 1, 2023	December 31, 2022
North American asset securitization program	$1,500	$1,220	$1,235
Revolving credit facility	2,000	—	—
Commercial paper program (a)	1,200	449	173
Uncommitted lines of credit	500	—	78
(a) Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding		Effective Interest Rate
	Six Months Ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
North American asset securitization program	$1,239	$806	5.64%	2.25%
Revolving credit facility	256	140	6.09%	1.99%
Commercial paper program	691	392	5.78%	2.24%
Uncommitted lines of credit	77	5	5.62%	1.70%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first six months of 2023 and 2022, the average daily balance outstanding under the EMEA asset securitization program was $644.8 million and $439.3 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company's capital resources:

(millions)	Activity	Date	Notional Amount
Uncommitted lines of credit	Increase in Capacity	May 2023	$300
4.50% notes, due March 2023	Repaid	March 2023	$300
6.125% notes, due March 2026 (a)	Issued	March 2023	$500
3.50% notes, due April 2022	Repaid	February 2022	$350
North American asset securitization program	Increase in Capacity	September 2022	$250
EMEA asset securitization program	Increase in Capacity	September 2022	€200
(a) Upon issuance of the 6.125% notes due March 2026, the company entered into an interest rate swap, which effectively converts the 6.125% notes to floating rate notes based on SOFR + 0.508%.

Refer to Note G, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Index

Cash Flows
The following table summarizes the company’s cash flows by category for the periods presented:

(millions)	July 1, 2023	July 2, 2022	Change
Net cash provided by (used for) operating activities	$97	$(283)	$380
Net cash used for investing activities	(26)	(16)	(10)
Net cash (used for) provided by financing activities	(58)	388	(446)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first six months of 2023 was $97.0 million and the net amount of cash used for the company's operating activities during the first six months of 2022 was $282.8 million. The change in cash provided by operating activities during 2023, compared to the year-earlier period, related primarily to the company's historical counter-cyclical cash flow as the company generates cash flow in periods of decreased demand growth.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2023 and 2022 was $26.1 million and $15.7 million, respectively. The change in cash used for investing activities related primarily to a decrease in proceeds from notes receivable, offset partially by settlement proceeds from derivative contracts.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $58.1 million during the first six months of 2023 compared to $387.6 million provided by financing activities in the year-earlier period. The change in cash used for financing activities related primarily to a decrease in proceeds from long-term bank borrowings offset by proceeds from notes issued in the first quarter of 2023 and the settlement of interest rate swaps in the second quarter of 2023.

Capital Expenditures

Capital expenditures for the first six months of 2023 and 2022 were $37.1 million and $36.2 million, respectively. The company expects capital expenditures to be approximately $80.0 million for fiscal year 2023.

Share-Repurchase Program

The company repurchased 4.2 million shares of common stock for $500.9 million and 3.9 million shares of common stock for $475.0 million in the first six months of 2023 and 2022, respectively, under the share-repurchase program, excluding excise taxes. During the first six months of 2023, the company accrued $4.3 million of excise tax, which is recorded within "Treasury stock" on the company's consolidated balance sheets and reduces the share-repurchase authorization. On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. As of July 1, 2023, approximately $823.5 million remained available for repurchase. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, operating leases, and other sources and uses of capital that are summarized in the sections titled “Contractual Obligations” and "Additional Capital Requirements and Sources" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company's short-term and long-term debt obligations. Refer to Note H, "Financial Instruments Measured at Fair Value" of the Notes to Consolidated Financial

Index

Statements for further discussion on hedging activities. As of July 1, 2023, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to the company's critical accounting estimates during the first six months of 2023. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation's, in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 1, 2023 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of July 1, 2023.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended July 1, 2023:

(thousands except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (b)
April 2 through April 29, 2023	539,117	$116.30	539,117	$965,798
April 30 through May 27, 2023	280,508	117.64	280,508	932,798
May 28 through July 1, 2023	780,537	134.52	780,537	823,520
Total	1,600,162		1,600,162

(a)Average price paid per share excludes 1% excise tax on stock repurchases.
(b)On January 31, 2023, the company's Board of Directors approved a $1.0 billion increase to the company's share-repurchase program. The company's share-repurchase program does not have an expiration date. As of July 1, 2023, the total authorized dollar value of shares available for repurchase was $2.8 billion of which $2.0 billion has been utilized, while the $823.5 million in the table represents the remaining amount available for repurchase under the program.

Item 5.    Other Information

Trading Arrangements

During the quarter ended July 1, 2023, none of the company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

Index
Item 6.    Exhibits

Exhibit Number	Exhibit

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* : Filed herewith.
** : Furnished herewith.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 3, 2023	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Richard A. Seidlitz
Richard A. Seidlitz
Vice President, Corporate Controller, and Principal Accounting Officer