Form 10-Q
period 2023-09-30
ARROW ELECTRONICS, INC.
filed 2023-11-02
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐   No ☒

There were 54,159,399 shares of Common Stock outstanding as of October 26, 2023.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Sales	$8,007,019	$9,266,432	$25,257,963	$27,801,399
Cost of sales	7,027,422	8,079,520	22,098,495	24,170,769
Gross profit	979,597	1,186,912	3,159,468	3,630,630
Operating expenses:
Selling, general, and administrative expenses	563,150	634,353	1,822,783	1,931,918
Depreciation and amortization	45,005	46,230	137,948	141,787
Restructuring, integration, and other charges (Note K)	31,359	3,635	44,252	11,027
	639,514	684,218	2,004,983	2,084,732
Operating income	340,083	502,694	1,154,485	1,545,898
Equity in earnings of affiliated companies	1,392	1,718	4,373	4,726
(Loss) gain on investments, net	(6,159)	(3,480)	4,649	(11,213)
Employee benefit plan expense, net	(854)	(890)	(2,510)	(2,614)
Interest and other financing expense, net	(82,180)	(50,936)	(246,672)	(123,427)
Income before income taxes	252,282	449,106	914,325	1,413,370
Provision for income taxes	52,241	105,500	201,168	332,273
Consolidated net income	200,041	343,606	713,157	1,081,097
Noncontrolling interests	1,382	1,207	4,189	3,615
Net income attributable to shareholders	$198,659	$342,399	$708,968	$1,077,482
Net income per share:
Basic	$3.57	$5.33	$12.43	$16.31
Diluted	$3.53	$5.27	$12.28	$16.12
Weighted-average shares outstanding:
Basic	55,597	64,228	57,021	66,055
Diluted	56,298	64,979	57,715	66,845

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Consolidated net income	$200,041	$343,606	$713,157	$1,081,097
Other comprehensive loss:
Foreign currency translation adjustment and other, net of taxes	(108,846)	(202,716)	(98,904)	(473,826)
Unrealized gain on foreign exchange contracts designated as net investment hedges, net of taxes	4,077	11,347	(399)	25,023
Unrealized gain on interest rate swaps designated as cash flow hedges, net of taxes	519	7,303	2,257	27,187
Employee benefit plan items, net of taxes	(261)	117	(831)	305
Other comprehensive loss	(104,511)	(183,949)	(97,877)	(421,311)
Comprehensive income	95,530	159,657	615,280	659,786
Less: Comprehensive income (loss) attributable to noncontrolling interests	85	(878)	3,360	(1,475)
Comprehensive income attributable to shareholders	$95,445	$160,535	$611,920	$661,261

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$333,294	$176,915
Accounts receivable, net	10,663,164	12,322,717
Inventories	5,805,520	5,319,369
Other current assets	503,982	521,339
Total current assets	17,305,960	18,340,340
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	185,790	184,211
Machinery and equipment	1,616,937	1,583,661
	1,808,418	1,773,563
Less: Accumulated depreciation and amortization	(1,272,214)	(1,177,107)
Property, plant, and equipment, net	536,204	596,456
Investments in affiliated companies	63,049	65,112
Intangible assets, net	134,811	159,137
Goodwill	2,021,987	2,027,626
Other assets	576,349	574,511
Total assets	$20,638,360	$21,763,182
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,090,554	$10,460,419
Accrued expenses	1,256,815	1,339,302
Short-term borrowings, including current portion of long-term debt	1,588,662	589,883
Total current liabilities	11,936,031	12,389,604
Long-term debt	2,615,001	3,182,964
Other liabilities	533,853	579,261
Commitments and contingencies (Note K)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2023 and 2022
Issued - 125,424 shares in both 2023 and 2022	125,424	125,424
Capital in excess of par value	1,205,788	1,208,708
Treasury stock (71,269 and 66,175 shares in 2023 and 2022, respectively), at cost	(5,307,441)	(4,637,345)
Retained earnings	9,923,800	9,214,832
Accumulated other comprehensive loss	(462,310)	(365,262)
Total shareholders’ equity	5,485,261	5,546,357
Noncontrolling interests	68,214	64,996
Total equity	5,553,475	5,611,353
Total liabilities and equity	$20,638,360	$21,763,182

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$713,157	$1,081,097
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	137,948	141,787
Amortization of stock-based compensation	34,868	35,009
Equity in earnings of affiliated companies	(4,373)	(4,726)
Deferred income taxes	(53,038)	1,468
(Gain) loss on investments, net	(4,649)	11,213
Other	4,078	2,673
Change in assets and liabilities:
Accounts receivable, net	1,585,521	(628,974)
Inventories	(525,020)	(1,011,763)
Accounts payable	(1,355,777)	166,602
Accrued expenses	(88,348)	192,759
Other assets and liabilities	(25,660)	(128,909)
Net cash provided by (used for) operating activities	418,707	(141,764)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(57,775)	(54,780)
Proceeds from collections of notes receivable	237	20,805
Proceeds from settlement of net investment hedge	10,725	—
Net cash used for investing activities	(46,813)	(33,975)
Cash flows from financing activities:
Change in short-term and other borrowings	802,032	276,516
(Repayments of) proceeds from long-term bank borrowings, net	(566,734)	1,238,268
Net proceeds from note offering	496,268	—
Redemption of notes	(300,000)	(350,000)
Proceeds from exercise of stock options	16,824	16,434
Repurchases of common stock	(719,708)	(725,254)
Settlement of forward-starting interest rate swap	56,711	—
Other	(142)	(137)
Net cash (used for) provided by financing activities	(214,749)	455,827
Effect of exchange rate changes on cash	(766)	(168,297)
Net increase in cash and cash equivalents	156,379	111,791
Cash and cash equivalents at beginning of period	176,915	222,194
Cash and cash equivalents at end of period	$333,294	$333,985

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	273,750	—	1,575	275,325
Other comprehensive income	—	—	—	—	3,794	3,077	6,871
Amortization of stock-based compensation	—	19,497	—	—	—	—	19,497
Shares issued for stock-based compensation awards	—	(25,071)	31,005	—	—	—	5,934
Repurchases of common stock	—	—	(318,800)	—	—	—	(318,800)
Balance at April 1, 2023	$125,424	$1,203,134	$(4,925,140)	$9,488,582	$(361,468)	$69,648	$5,600,180
Consolidated net income	—	—	—	236,559	—	1,232	237,791
Other comprehensive income (loss)	—	—	—	—	2,372	(2,609)	(237)
Amortization of stock-based compensation	—	8,852	—	—	—	—	8,852
Shares issued for stock-based compensation awards	—	(8,922)	19,369	—	—	—	10,447
Repurchases of common stock	—	—	(202,417)	—	—	—	(202,417)
Distributions	—	—	—	—	—	(142)	(142)
Balance at July 1, 2023	$125,424	$1,203,064	$(5,108,188)	$9,725,141	$(359,096)	$68,129	$5,654,474
Consolidated net income	—	—	—	198,659	—	1,382	200,041
Other comprehensive loss	—	—	—	—	(103,214)	(1,297)	(104,511)
Amortization of stock-based compensation	—	6,519	—	—	—	—	6,519
Shares issued for stock-based compensation awards	—	(3,795)	4,238	—	—	—	443
Repurchases of common stock	—	—	(203,491)	—	—	—	(203,491)
Balance at September 30, 2023	$125,424	$1,205,788	$(5,307,441)	$9,923,800	$(462,310)	$68,214	$5,553,475

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	364,749	—	1,247	365,996
Other comprehensive loss	—	—	—	—	(41,312)	(869)	(42,181)
Amortization of stock-based compensation	—	17,351	—	—	—	—	17,351
Shares issued for stock-based compensation awards	—	(20,601)	31,903	—	—	—	11,302
Repurchases of common stock	—	—	(264,431)	—	—	—	(264,431)
Balance at April 2, 2022	$125,424	$1,186,595	$(3,861,793)	$8,152,697	$(232,969)	$58,929	$5,428,883
Consolidated net income	—	—	—	370,334	—	1,161	371,495
Other comprehensive loss	—	—	—	—	(193,045)	(2,136)	(195,181)
Amortization of stock-based compensation	—	13,885	—	—	—	—	13,885
Shares issued for stock-based compensation awards	—	(1,950)	6,320	—	—	—	4,370
Repurchases of common stock	—	—	(225,032)	—	—	—	(225,032)
Distributions	—	—	—	—	—	(137)	(137)
Balance at July 2, 2022	$125,424	$1,198,530	$(4,080,505)	$8,523,031	$(426,014)	$57,817	$5,398,283
Consolidated net income	—	—	—	342,399	—	1,207	343,606
Other comprehensive loss	—	—	—	—	(181,864)	(2,085)	(183,949)
Amortization of stock-based compensation	—	3,773	—	—	—	—	3,773
Shares issued for stock-based compensation awards	—	(1,118)	1,880	—	—	—	762
Repurchases of common stock	—	—	(259,789)	—	—	—	(259,789)
Balance at October 1, 2022	$125,424	$1,201,185	$(4,338,414)	$8,865,430	$(607,878)	$56,939	$5,302,686

See accompanying notes.

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

Note B – Impact of Recently Issued Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations (“ASU No. 2022-04”). ASU No. 2022-04 requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, and potential magnitude. Effective January 1, 2023, the company adopted the provisions of ASU No. 2022-04 on a retrospective basis. As a result, the company disclosed key terms and amounts outstanding under its supplier finance programs (refer to Note F).

Note C – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s business segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2022 (a)	$873,003	$1,154,623	$2,027,626
Foreign currency translation adjustment	(3,875)	(1,764)	(5,639)
Balance as of September 30, 2023 (a)	$869,128	$1,152,859	$2,021,987
(a)	The total carrying value of goodwill as of September 30, 2023, and December 31, 2022 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components business segment and $302.9 million was recorded in the global enterprise computing solutions (“ECS”) business segment.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets, net, are comprised of the following as of September 30, 2023:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$263,968	$(157,138)	$106,830
Amortizable trade name	74,006	(46,025)	27,981
	$337,974	$(203,163)	$134,811

Intangible assets, net, are comprised of the following as of December 31, 2022:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$268,180	$(144,655)	$123,525
Amortizable trade name	74,011	(38,399)	35,612
	$342,191	$(183,054)	$159,137

During the third quarter of 2023 and 2022, the company recorded amortization expense related to identifiable intangible assets of $7.9 million and $8.7 million, respectively. During the first nine months of 2023 and 2022, amortization expense related to identifiable intangible assets was $23.8 million and $26.5 million, respectively.

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	September 30,	December 31,
(thousands)	2023	2022
Marubun/Arrow	$51,790	$54,292
Other	11,259	10,820
	$63,049	$65,112

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands)	2023	2022	2023	2022
Marubun/Arrow	$978	$1,374	$2,946	$3,914
Other	414	344	1,427	812
	$1,392	$1,718	$4,373	$4,726

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of September 30, 2023, and December 31, 2022.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30,	December 31,
(thousands)	2023	2022
Accounts receivable	$10,807,108	$12,416,114
Allowances for doubtful accounts	(143,944)	(93,397)
Accounts receivable, net	$10,663,164	$12,322,717

Changes in the allowance for doubtful accounts consists of the following:

	Nine Months Ended
	September 30,	October 1,
(thousands)	2023	2022
Balance at beginning of period	$93,397	$75,901
Charged to income	64,701	26,869
Translation adjustments	(575)	(3,660)
Writeoffs	(13,579)	(9,885)
Balance at end of period	$143,944	$89,225

The company monitors the current credit condition of its customers and other available information about expected credit losses in estimating its allowance for credit losses. During the first nine months of 2023, increases to the allowance for credit losses charged to income were $37.8 million higher than the prior year period, primarily due to the aging of receivables of certain customers, and the corresponding increase to the allowance in accordance with the company’s policies. With the exception of these few customers, as of September 30, 2023, the company has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk.

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the Europe, Middle East, and Africa (“EMEA”) region, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions (“unaffiliated financial institutions”) on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2025, subject to extension in accordance with its terms. In July 2023, the company amended a provision in the EMEA asset securitization program to update certain financial ratios. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands)	2023	2022	2023	2022
EMEA asset securitization, sales of accounts receivable	$815,812	$834,456	$2,486,022	$1,943,723

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets, and cash receipts are reflected as cash provided by operating activities on the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other amounts related to the EMEA asset securitization program:

	September 30,	December 31,
(thousands)	2023	2022
Receivables sold to unaffiliated financial institutions that were uncollected	$612,321	$628,930
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	933,752	932,243

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 30, 2023, the company was in compliance with all such financial covenants.

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements, or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of September 30, 2023, and December 31, 2022, the company had $944.2 million and $1.5 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	September 30,	December 31,
(thousands)	2023	2022
4.50% notes, due March 2023	$—	$299,895
3.25% notes, due September 2024	498,944	—
Uncommitted lines of credit	50,000	78,000
Commercial paper	903,223	173,407
Other short-term borrowings	136,495	38,581
	$1,588,662	$589,883

The company has $500.0 million in uncommitted lines of credit. In May 2023, the company increased the borrowing capacity on its uncommitted lines from $200.0 million to $500.0 million. There were $50.0 million and $78.0 million in outstanding borrowings under the uncommitted lines of credit at September 30, 2023 and December 31, 2022, respectively. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The uncommitted lines of credit had an effective interest rate of 6.42% and 5.22% at September 30, 2023 and December 31, 2022, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $903.2 million in outstanding borrowings under this program at September 30, 2023 and $173.4 million in outstanding borrowings at December 31, 2022. The commercial paper program had an effective interest rate of 5.95% and 5.15% at September 30, 2023 and December 31, 2022, respectively.

Long-term debt consists of the following:

	September 30,	December 31,
(thousands)	2023	2022
Revolving Credit Facility	$54,000	$—
North American asset securitization program	605,000	1,235,000
3.25% notes, due 2024	—	498,122
4.00% notes, due 2025	348,879	348,344
6.125% notes, due 2026	496,304	—
7.50% senior debentures, due 2027	110,164	110,103
3.875% notes, due 2028	496,933	496,448
2.95% notes, due 2032	494,908	494,522
Other obligations with various interest rates and due dates	8,813	425
	$2,615,001	$3,182,964

The 7.50% senior debentures are not redeemable prior to their maturity. The 6.125% notes have a call option which allows for redemption at par, without penalty, on or after March 1, 2024. All other notes may be called at the option of the company subject to “make whole” clauses.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	September 30,	December 31,
(thousands)	2023	2022
3.25% notes, due 2024	$—	$481,500
4.00% notes, due 2025	339,000	338,000
6.125% notes, due 2026	498,000	—
7.50% senior debentures, due 2027	114,000	116,500
3.875% notes, due 2028	457,000	456,000
2.95% notes, due 2032	390,500	395,500

The carrying amount of the company’s other short-term borrowings, uncommitted lines of credit, revolving credit facility, 3.25% notes due in 2024, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a secured overnight financing rate (“SOFR”), plus a spread (1.08% at September 30, 2023), which is based on the company’s credit ratings, plus a credit spread adjustment of 0.10% or an effective interest rate of 6.42% at September 30, 2023. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at September 30, 2023. The company had $54.0 million in outstanding borrowings under the revolving credit facility at September 30, 2023 and no outstanding borrowings under the revolving credit facility at December 31, 2022.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2025. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at September 30, 2023) plus a credit spread adjustment of 0.10% or an effective interest rate of 5.82% at September 30, 2023. The facility fee is 0.40% of the total borrowing capacity.

The company had $605.0 million and $1.2 billion in outstanding borrowings under the North American asset securitization program at September 30, 2023 and December 31, 2022, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.4 billion and $3.1 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 30, 2023, the company was in compliance with all such financial covenants.

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

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest and dividend income of $16.9 million and $47.6 million for the third quarter and first nine months of 2023, respectively, and $8.3 million and $18.8 million for the third quarter and first nine months of 2022, respectively were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at September 30, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$9,954	$—	$—	$9,954
Equity investments (b)	Other assets	47,482	—	—	47,482
Interest rate swap designated as fair value hedge	Other liabilities	—	(2,043)	—	(2,043)
Foreign exchange contracts designated as net investment hedges	Other assets/other current assets	—	55,369	—	55,369
		$57,436	$53,326	$—	$110,762

The following table presents assets measured at fair value on a recurring basis at December 31, 2022:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/other assets	$6,596	$—	$—	$6,596
Equity investments (b)	Other assets	50,614	—	—	50,614
Interest rate swaps designated as cash flow hedges	Other assets	—	55,942	—	55,942
Foreign exchange contracts designated as net investment hedges	Other assets/other current assets	—	60,962	—	60,962
		$57,210	$116,904	$—	$174,114
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized (loss) gain of ($4.2) million and $1.6 million for the third quarter and first nine months of 2023, respectively, on equity securities held at the end of the quarter. The company recorded an unrealized loss of ($2.1) million and ($12.4) million for the third quarter and first nine months of 2022, respectively, on equity securities held at the end of the quarter.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (refer to Note C). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

Derivative Instruments

The company uses various financial instruments, including derivative instruments, for purposes other than trading. Certain derivative instruments are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. Derivative instruments not designated as hedges are carried at fair value on the consolidated balance sheets with changes in fair value recognized in earnings.

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

In June 2023, the company terminated its outstanding forward-starting interest rate swaps and received a cash payment of $56.7 million, which is reported in the “Cash flows from financing activities” section of the consolidated statements of cash flows. The forecasted transactions related to the swaps continue to be probable to occur by December 31, 2025 and the $56.7 million gain on the termination of the interest rate swaps will remain in “Accumulated other comprehensive loss” on the company’s consolidated balance sheets.

At December 31, 2022, the company had the following outstanding interest rate swaps designated as cash flow hedges:

		Notional Amount	Weighted-Average	Date Range of
Trade Date	Maturity Date	(thousands)	Interest Rate	Forecasted Transaction
April 2020	December 2024	$300,000	0.97%	Jan 2023 - Dec 2025

The company occasionally enters into interest rate swap transactions, designated as fair value hedges, that convert certain fixed-rate debt to variable-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. For qualifying interest rate fair value hedges, gains or losses on derivatives are included in “Interest and other financing expense, net” in the consolidated statements of operations. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is also included in “Interest and other financing expense, net”. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in “Interest and other financing expense, net” over the remaining life of the hedged item using the effective interest method.

As of September 30, 2023, the company had one outstanding interest rate swap designated as a fair value hedge, the terms of which are as follows:

		Notional Amount	Interest Rate due	Interest Rate due to
Trade Date	Maturity Date	(thousands)	from Counterparty	Counterparty
February 2023	March 2026	$500,000	6.125%	SOFR+0.508%

The counterparty to the interest rate swap has the option to cancel the swaps after one year, without penalty.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at September 30, 2023 and December 31, 2022 was $1.1 billion and $1.3 billion, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” on the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative expenses,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, on the company’s consolidated statements of operations. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	September 30, 2023		December 31, 2022
March 2023	EUR	—	EUR	50,000
September 2024	EUR	50,000	EUR	50,000
April 2025	EUR	100,000	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	250,000	EUR	300,000

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

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Nine Months Ended
		September 30,	October 1,	September 30,	October 1,
(thousands)	Income Statement Line	2023	2022	2023	2022
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$1,804	$2,202	$5,656	$6,604
Interest rate swaps, cash flow hedge	Interest Expense	(683)	(906)	(2,199)	(2,671)
Interest rate swap, fair value hedge (b)	Interest Expense	(247)	—	(2,043)	—
Total		$874	$1,296	$1,414	$3,933
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$5,448	$13,016	$3,902	$30,031
Interest rate swaps, cash flow hedge		—	6,616	585	25,161
Total		$5,448	$19,632	$4,487	$55,192
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)	The amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a gain of $0.2 million and $1.1 million for the third quarter and first nine months of 2023, respectively.
(c)	Includes derivative losses of $0.9 million and $1.0 million for the third quarter of 2023 and 2022, respectively, and $4.3 million and $3.5 million for the first nine months of 2023 and 2022, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “cash and cash equivalents”, “accounts receivable, net”, and “accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Net Income per Share

Basic net income per share is computed by dividing net income attributable to shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of equity awards is calculated using the treasury stock method.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands except per share data)	2023	2022	2023	2022
Net income attributable to shareholders	$198,659	$342,399	$708,968	$1,077,482
Weighted-average shares outstanding - basic	55,597	64,228	57,021	66,055
Net effect of various dilutive stock-based compensation awards	701	751	694	790
Weighted-average shares outstanding - diluted	56,298	64,979	57,715	66,845
Net income per share:
Basic	$3.57	$5.33	$12.43	$16.31
Diluted (a)	$3.53	$5.27	$12.28	$16.12

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	-	203	43	53

Note J – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands)	2023	2022	2023	2022
Foreign Currency Translation Adjustment and Other:
Other comprehensive loss before reclassifications (a)	$(107,891)	$(200,163)	$(98,801)	$(467,465)
Amounts reclassified into income	342	(468)	726	(1,271)
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications (b)	5,448	13,016	3,902	30,031
Amounts reclassified into income	(1,371)	(1,669)	(4,301)	(5,008)
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications (b)	—	6,616	585	25,161
Amounts reclassified into income	519	687	1,672	2,026
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(261)	117	(831)	305
Net change in Accumulated other comprehensive loss	$(103,214)	$(181,864)	$(97,048)	$(416,221)
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of ($21.0) million and $7.1 million for the third quarter and first nine months of 2023, and $20.2 million and $48.5 million for the third quarter and first nine months of 2022, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(313)	313
Repurchases of common stock	—	2,564	(2,564)
Common stock outstanding at April 1, 2023	125,424	68,426	56,998
Shares issued for stock-based compensation awards	—	(264)	264
Repurchases of common stock	—	1,600	(1,600)
Common stock outstanding at July 1, 2023	125,424	69,762	55,662
Shares issued for stock-based compensation awards	—	(45)	45
Repurchases of common stock	—	1,552	(1,552)
Common stock outstanding at September 30, 2023	125,424	71,269	54,155

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2021	125,424	57,358	68,066
Shares issued for stock-based compensation awards	—	(385)	385
Repurchases of common stock	—	2,015	(2,015)
Common stock outstanding at April 2, 2022	125,424	58,988	66,436
Shares issued for stock-based compensation awards	—	(96)	96
Repurchases of common stock	—	1,929	(1,929)
Common stock outstanding at July 2, 2022	125,424	60,821	64,603
Shares issued for stock-based compensation awards	—	(25)	25
Repurchases of common stock	—	2,528	(2,528)
Common stock outstanding at October 1, 2022	125,424	63,324	62,100

Share-Repurchase Program

The following table shows the company’s share-repurchase program as of September 30, 2023:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share-Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
July 2021	$600,000	$600,000	$—
December 2021	600,000	600,000	—
September 2022	600,000	600,000	—
January 2023	1,000,000	378,414	621,586
Total (a)	$2,800,000	$2,178,414	$621,586
(a)	The dollar value of shares repurchased includes an accrual of $6.2 million for excise taxes during the first nine months of 2023 which is recorded within “Treasury stock” on the company’s consolidated balance sheets.

The company repurchased 1.6 million shares and 5.7 million shares of common stock for $200.0 million and $700.9 million, in the third quarter and first nine months of 2023, respectively, under the share-repurchase program, excluding excise taxes. On January 31, 2023, the company’s Board of Directors approved a $1.0 billion increase to the company’s share-repurchase program. As of September 30, 2023, approximately $621.6 million remained available for repurchase under the share-repurchase program. The company’s share-repurchase program does not have an expiration date.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics (“Wyle”) in August 2000, the company entered into a settlement agreement under which, the company accepted responsibility for any potential subsequent costs incurred for environmental clean-up associated with any then-existing contamination or violation of environmental regulations. The company is aware of two facilities (in Huntsville, Alabama (the “Huntsville Site”) and Norco, California (the “Norco Site”)) at which contaminated soil and groundwater was identified and required environmental remediation.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $47.2 million from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites, and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental liabilities are included in “Accrued expenses” and “Other liabilities” on the company’s consolidated balance sheets. The company has determined that there is no amount within the environmental liability ranges discussed below that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges. The liabilities were estimated based on current costs and are not discounted. The costs related to these environmental matters (referred to as “environmental costs”) include remediation, project management, regulatory oversight, and investigative and feasibility study activities.

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

During the third quarter and first nine months of 2023, the company recorded charges of $20.9 million and $23.3 million, respectively, related to increases in the environmental liabilities for the Norco and Huntsville sites. The company recorded charges of $1.9 million and $2.2 million, for the third quarter and first nine months of 2022. These costs are included in “Restructuring, integration, and other charges” on the company’s consolidated statements of operations.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville Site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Due to the effectiveness of the pilot testing, the pilot testing process has been expanded and remains underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8.6 million has been spent to date.  The subsequent environmental costs at the site are estimated to be between $5.8 million and $17.5 million.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (“DTSC”) in connection with the Norco Site. In September 2013, the DTSC approved the final Remedial Action Plan (“RAP”) for actions in five on-site areas and one off-site area. As of 2018, the remediation measures described in the RAP had been implemented. Routine progress monitoring of groundwater and soil gas continue on-site and off-site. Approximately $82.2 million has been spent to date.  The subsequent environmental costs at the site are estimated to be between $23.0 million and $39.3 million.

It is reasonably possible that the company will need to adjust the liabilities noted above for the Norco and Huntsville sites to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in estimates of the costs, timing or duration of the required actions could have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

Other

During the third quarter of 2023, the company received $62.2 million in settlement funds in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014.  These amounts were recorded as a reduction to “Selling, general, and administrative expenses” in the company’s consolidated statements of operations.

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

The company has two business segments, the global components business segment and the global enterprise computing solutions (“ECS”) business segment. The company’s global components business segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The company’s global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. The global ECS portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers (“VARs”) and managed service providers (“MSPs”) meet the needs of their end-users.

As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration and other costs, as they are not attributable to the individual operating segments and are included in the corporate line item.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands)	2023	2022	2023	2022
Sales:
Components:
Americas	$1,869,934	$2,445,647	$6,169,949	$7,265,552
EMEA	1,987,423	1,935,827	6,387,047	5,671,234
Asia/Pacific	2,387,835	2,918,873	7,226,871	9,024,188
Global components	$6,245,192	$7,300,347	$19,783,867	$21,960,974

ECS:
Americas	$1,015,924	$1,234,158	$3,014,544	$3,442,803
EMEA	745,903	731,927	2,459,552	2,397,622
Global ECS	$1,761,827	$1,966,085	$5,474,096	$5,840,425
Consolidated	$8,007,019	$9,266,432	$25,257,963	$27,801,399

Operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(thousands)	2023	2022	2023	2022
Operating income (loss):
Global components (a)	$379,053	$494,587	$1,177,906	$1,518,423
Global ECS (b)	54,624	83,976	221,951	253,744
Corporate (c)	(93,594)	(75,869)	(245,372)	(226,269)
Consolidated	$340,083	$502,694	$1,154,485	$1,545,898
(a)	Global components operating income includes $62.2 million in settlement charges recorded as a reduction to operating expense for the third quarter and first nine months of 2023. Refer to Note K for additional information. Charges to increase the allowance for credit losses increased $16.8 million and $11.0 million for the third quarter and first nine months of 2023, respectively, relative to the year-earlier periods.
(b)	Global ECS operating income includes charges to increase the allowance for credit losses, which increased by $20.0 million and $26.8 million for the third quarter and first nine months of 2023, respectively, relative to the year-earlier periods.
(c)	Corporate operating loss includes restructuring, integration, and other charges of $31.4 million and $44.3 million for the third quarter and first nine months of 2023, respectively, and $3.6 million and $11.0 million for the third quarter and first nine months of 2022, respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions; disruptions or inefficiencies in the supply chain; political instability; impacts of military conflict and sanctions, industry conditions; changes in product supply, pricing and customer demand; competition; other vagaries in the global components and the global enterprise computing solutions (“ECS”) markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; outbreaks, epidemics, pandemics, or public health crises; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales and non-GAAP gross profit (referred to as “sales on a constant currency basis” and “gross profit on a constant currency basis”) excludes the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP operating expenses excludes identifiable intangible asset amortization, restructuring, integration, and other charges, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization and restructuring, integration, and other charges.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other charges, (loss) gain on investments, net, and the impact of tax legislation changes.

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other charges” and “(Loss) gain on investments, net” refer to the similarly captioned sections of this item below.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders. The company has two business segments, the global components business segment and the global ECS business segment. The company’s global components business segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The company’s global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. The global ECS portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers (“VARs”) and managed service providers (“MSPs”) meet the needs of their end-users. For the third quarter of 2023, approximately 78% and 22% of the company’s sales were from the global components business and the global ECS business, respectively.

The company’s strategic initiatives include the following:

●	Offering a variety of value-added demand creation services in the global components business, including design, engineering, and global marketing and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with its suppliers and customers.
●	Providing global supply chain service offerings such as procurement, logistics, warehousing, and insights from data analytics.
●	Enabling customer cloud solutions through the global ECS business’ cloud marketplace and management platform, ArrowSphere, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence that IT solution providers need to drive growth.

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

Executive Summary

Consolidated sales for the third quarter and the first nine months of 2023 decreased by 13.6% and 9.1%, respectively, compared with the year-earlier periods. The decrease for the third quarter of 2023 was driven by a 14.5% decrease in the global components business segment sales and a 10.4% decrease in the global ECS business segment sales compared with the year-earlier period. The decrease for the first nine months of 2023 was driven by a 9.9% decrease in the global components business segment sales and a 6.3% decrease in global ECS business segment sales, compared with the year-earlier periods. Consolidated sales on a constant currency basis decreased 14.9% and 8.9% for the third quarter and the first nine months of 2023, respectively, compared with the year-earlier periods.

The company reported net income attributable to shareholders of $198.7 million and $709.0 million in the third quarter and the first nine months of 2023, respectively, compared with $342.4 million and $1.1 billion in the year-earlier periods. Non-GAAP net income attributable to shareholders for the third quarter and the first nine months of 2023 was

$233.1 million and $757.4 million, respectively, compared with $354.1 million and $1.1 billion in the year-earlier periods. Non-GAAP net income attributable to shareholders is adjusted for the following items:

Third quarters of 2023 and 2022:

●	restructuring, integration, and other charges of $31.4 million in 2023 and $3.6 million in 2022;
●	identifiable intangible asset amortization of $7.9 million in 2023 and $8.7 million in 2022; and
●	net loss on investments of $6.2 million in 2023 and $3.5 million in 2022.

First nine months of 2023 and 2022:

●	restructuring, integration, and other charges of $44.3 million in 2023 and $11.0 million in 2022;
●	identifiable intangible asset amortization of $23.8 million in 2023 and $26.5 million in 2022;
●	net gain on investments of $4.6 million in 2023 and net loss on investments of $11.2 million in 2022; and
●	impact of tax legislation changes of $0.9 million in 2023.

Other activity impacting both GAAP and non-GAAP net income attributable to shareholders included:

●	$62.2 million in legal settlements which were recorded as a decrease to operating expenses for the third quarter of 2023; and
●	increases of $36.8 million and $37.8 million in charges taken to increase the allowance for credit losses for the third quarter and first nine months of 2023, respectively, when compared to the year-earlier periods.

During the third quarter of 2023, changes in foreign currencies increased sales by approximately $145.7 million, operating income by $7.9 million and earnings per share on a diluted basis by $0.07, compared to the year-earlier periods. During the first nine months of 2023, changes in foreign currencies reduced sales by approximately $74.6 million, operating income by $6.5 million, and earnings per share on a diluted basis by $0.09, compared to the year-earlier periods.

Sales

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of consolidated net sales, and net sales for the company’s two business segments:

	Quarter Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,	%
(millions)	2023	2022		Change	2023	2022	Change
Consolidated sales, as reported	$8,007	$9,266		(13.6)%	$25,258	$27,801	(9.1)%
Impact of changes in foreign currencies	—	146	x		—	(75)
Consolidated sales, constant currency	$8,007	$9,412		(14.9)%	$25,258	$27,727	(8.9)%

Global components sales, as reported	$6,245	$7,300		(14.5)%	$19,784	$21,961	(9.9)%
Impact of changes in foreign currencies	—	96			—	(68)
Global components sales, constant currency	$6,245	$7,397		(15.6)%	$19,784	$21,893	(9.6)%

Global ECS sales, as reported	$1,762	$1,966		(10.4)%	$5,474	$5,840	(6.3)%
Impact of changes in foreign currencies	—	49			—	(6)
Global ECS sales, constant currency	$1,762	$2,015		(12.6)%	$5,474	$5,834	(6.2)%

The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

During the third quarter and first nine months of 2023, global components sales decreased compared to the year-earlier period primarily due to the following impacts:

●	sales declines in the Americas region of 23.5% and 15.1%, respectively, primarily due to decreases in shortage market activity and softer demand in most major verticals, particularly transportation, communications, and computer and data processing;
●	sales declines in the Asia/Pacific region of 18.2% and 19.9%, respectively, primarily due to softer demand and lower volumes in most verticals;
●	partially offset by growth in the EMEA region of 2.7% and 12.6%, respectively, primarily due to an increase in industrial and defense.

Sales from the global ECS business decreased 10.4% and 6.3% in the third quarter and the first nine months of 2023, respectively, relative to the year-earlier periods, primarily due to a shift in product mix away from hardware to more software and cloud solutions, resulting in a higher proportion of revenue recognized where the company assumes an agency relationship and revenue is recognized in the amount of the net fee. In the Americas regions, sales declined 17.7% and 12.4%, respectively, primarily due to a decrease in demand, particularly for storage and compute. In the EMEA region, sales increased 1.9% and 2.6%, respectively, primarily due to strong demand, offset partially by a shift in product mix. Demand was strong in EMEA for cyber-security solutions and other software, and cloud-based solutions enabled by the company’s ArrowSphere platform.

Gross Profit

Following is an analysis of the company’s consolidated gross profit:

	Quarter Ended				Nine Months Ended
	September 30,	October 1,	%		September 30,	October 1,	%
(millions)	2023	2022	Change		2023	2022	Change
Gross profit, as reported	$980	$1,187	(17.5)%		$3,159	$3,631	(13.0)%
Impact of changes in foreign currencies	—	19			—	(10)
Gross profit, constant currency	$980	$1,206	(18.8)%		$3,159	$3,621	(12.8)%
Gross profit as a percentage of sales, as reported	12.2%	12.8%	(60)	bps	12.5%	13.1%	(60)	bps
Gross profit as a percentage of sales, constant currency	12.2%	12.8%	(60)	bps	12.5%	13.1%	(60)	bps

The sum of the components for gross profit on a constant currency basis may not agree to totals, as presented, due to rounding.

The decrease in gross profit for the third quarter and the first nine months of 2023 related to declines in the global components business, partially offset by slight increases in gross profit from the global ECS business.

The decrease in gross profit margins during the third quarter and the first nine months of 2023, compared with the year-earlier periods, related primarily to declines in shortage market activity in the Americas region of the global components business and softer demand and product mix shifting toward lower margin products in the Asia/Pacific region of the global components business. The decrease was partially offset by higher margins in the Americas and EMEA regions of the global ECS businesses due to product mix shifting towards a higher proportion of revenue recognized where the company assumes an agency relationship and revenue is recognized in the amount of the net fee. Global components supply chain services offerings continued to have a positive impact on gross margins.

Operating Expenses

Following is an analysis of the company’s consolidated operating expenses:

	Quarter Ended				Nine Months Ended
	September 30,	October 1,	%		September 30,	October 1,	%
(millions)	2023	2022	Change		2023	2022	Change
Operating expenses, as reported	$640	$684	(6.5)%		$2,005	$2,085	(3.8)%
Identifiable intangible asset amortization	(8)	(9)			(24)	(27)
Restructuring, integration, and other charges	(31)	(4)			(44)	(11)
Impact of changes in foreign currencies	—	12			—	(3)
Non-GAAP operating expenses	$600	$684	(12.2)%		$1,937	$2,044	(5.2)%
Operating expenses as a percentage of sales	8.0%	7.4%	60	bps	7.9%	7.5%	40	bps
Non-GAAP operating expenses as a percentage of sales, constant currency	7.5%	7.3%	20	bps	7.7%	7.4%	30	bps

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

The declines in operating expenses for the third quarter and first nine months of 2023, relative to the year-earlier periods, were primarily related to lower variable costs, in line with the decrease in sales discussed above, and due to $62.2 million in settlement funds received in connection with certain legal matters, which were recorded as a reduction of operating expenses. The decreases for the third quarter and first nine months of 2023 were partially offset by increases in charges taken for the allowance for credit losses of $36.8 million and $37.8 million, respectively, primarily due to an increase in the reserves associated with a limited number of customers, and an increase in restructuring, integration, and other charges of $27.7 million and $33.2 million, respectively (see discussion below). Refer to Note K, “Contingencies” of the Notes to the Consolidated Financial Statements, for discussion of the legal settlement funds received.

Restructuring, Integration, and Other Charges

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary.

The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(millions)	2023	2022	2023	2022
Restructuring and integration charges	$1.5	$2.2	$9.9	$7.5
Other charges	29.9	1.4	34.4	3.5
Total	$31.4	$3.6	$44.3	$11.0

For the third quarter and first nine months of 2023, other charges include $20.9 million and $23.3 million, respectively, related to an increase in environmental liabilities. Refer to Note K, “Contingencies” of the Notes to the Consolidated Financial Statements for further discussion.

Operating Income

Following is an analysis of the company’s consolidated operating income, and operating income for the company’s two business segments:

	Quarter Ended				Nine Months Ended
	September 30,	October 1,	%		September 30,	October 1,	%
(millions)	2023	2022	Change		2023	2022	Change
Consolidated operating income, as reported	$340	$503	(32.3)%		$1,154	$1,546	(25.3)%
Identifiable intangible asset amortization	8	9			24	27
Restructuring, integration, and other charges	31	4			44	11
Non-GAAP consolidated operating income	$379	$515	(26.3)%		$1,222	$1,583	(22.8)%
Consolidated operating income as a percentage of sales	4.2%	5.4%	(120)	bps	4.6%	5.6%	(100)	bps
Non-GAAP consolidated operating income as a percentage of sales	4.7%	5.6%	(90)	bps	4.8%	5.7%	(90)	bps

Global components operating income, as reported	$379	$495	(23.4)%		$1,178	$1,518	(22.4)%
Identifiable intangible asset amortization	7	7			20	20
Non-GAAP global components operating income	$386	$501	(23.1)%		$1,198	$1,539	(22.1)%
Global components operating income as a percentage of sales	6.1%	6.8%	(70)	bps	6.0%	6.9%	(90)	bps
Non-GAAP global components operating income as a percentage of sales	6.2%	6.9%	(70)	bps	6.1%	7.0%	(90)	bps

Global ECS operating income, as reported	$55	$84	(35.0)%		$222	$254	(12.5)%
Identifiable intangible asset amortization	1	2			4	6
Non-GAAP global ECS operating income	$56	$86	(35.0)%		$226	$260	(13.2)%
Global ECS operating income as a percentage of sales	3.1%	4.3%	(120)	bps	4.1%	4.3%	(20)	bps
Non-GAAP global ECS operating income as a percentage of sales	3.2%	4.4%	(120)	bps	4.1%	4.5%	(40)	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because operating income for the corporate segment    is not included in the table above. Refer to Note L “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the third quarter and the first nine months of 2023 relates primarily to the changes in gross profit margins and operating expenses discussed above. During the third quarter of 2023, changes in foreign currencies increased operating income by $7.9 million when compared to the year-earlier period. During the first nine months of 2023, changes in foreign currencies reduced operating income by $6.5 million when compared to the year-earlier periods.

The decrease in global components operating income for the third quarter and first nine months of 2023 relates primarily to the declines in sales and gross margins discussed above and increases in charges taken for the allowance for credit losses of $16.8 million and $11.0 million, respectively. The decreases were offset partially by $62.2 million in legal settlements recorded as a decrease to operating expense. The decrease in global ECS operating income for the third quarter and first nine months of 2023 relates primarily to increases in charges taken for the allowance for credit losses of $20.0 million and $26.8 million, respectively, offset partially by the increases in gross profit discussed above.

(Loss) Gain on Investments, Net

The company recorded gains and losses on investments as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(millions)	2023	2022	2023	2022
(Loss) gain on investments, net	$(6.2)	$(3.5)	$4.6	$(11.2)

Gains and losses on investments are primarily related to the changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company’s investment in Marubun Corporation, refer to Note H “Financial Instruments Measured at Fair Value”.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(millions)	2023	2022	2023	2022
Interest and other financing expense, net	$(82.2)	$(50.9)	$(246.7)	$(123.4)

The increase for the third quarter and the first nine months of 2023 primarily relates to higher interest rates on outstanding borrowings and floating rate credit facilities, and higher average daily borrowings. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Effective income tax rate	20.7%	23.5%	22.0%	23.5%
Identifiable intangible asset amortization	0.1%	—%	0.1%	—%
Restructuring, integration, and other charges	0.3%	—%	0.1%	—%
(Loss) gain on investments, net	0.1%	—%	—%	—%
Impact of tax legislation changes	—%	—%	(0.1)%	—%
Non-GAAP effective income tax rate	21.2%	23.5%	22.1%	23.5%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate for the third quarter and the first nine months of 2023, compared to the year-earlier periods, is primarily due to the changes in the mix of tax jurisdictions where taxable income is generated and discrete items, such as utilization of tax credits in certain jurisdictions, changes in valuation allowances, and liabilities for uncertain tax positions.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(millions)	2023	2022	2023	2022
Net income attributable to shareholders, as reported	$199	$342	$709	$1,077
Identifiable intangible asset amortization*	8	8	23	26
Restructuring, integration, and other charges	31	4	44	11
Loss (gain) on investments, net	6	3	(5)	11
Tax effect of adjustments above	(11)	(4)	(15)	(12)
Impact of tax legislation changes	—	—	1	—
Non-GAAP net income attributable to shareholders	$233	$354	$757	$1,114

* Identifiable intangible asset amortization also excludes amortization related to the noncontrolling interest.

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

The decrease in net income attributable to shareholders in the third quarter and the first nine months of 2023 compared to the year-earlier periods, relates primarily to decreased sales, gross margins, operating expenses, and higher interest expense, as discussed above. In the third quarter of 2023, changes in foreign currencies increased net income by approximately $4.8 million, when compared to the year-earlier period. In the first nine months of 2023, changes in foreign currencies reduced net income by approximately $5.7 million, respectively, when compared to the year-earlier period.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at over $1.9 billion in addition to $333.3 million of cash on hand at September 30, 2023. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

The company’s principal sources of liquidity are existing cash and cash equivalents, cash generated from operations and cash provided by its revolving credit facilities and debt. The company’s principal uses of liquidity include cash used in operations, investments to grow working capital, scheduled interest and principal payments on its borrowings, and the return of cash to shareholders through share repurchases.

The following table presents selected financial information related to liquidity:

	September 30,	December 31,
(millions)	2023	2022	Change
Working capital	$7,378	$7,182	$196
Cash and cash equivalents	333	177	156
Short-term debt	1,589	590	999
Long-term debt	2,615	3,183	(568)

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first nine months of 2023, was primarily attributable to decreases in accounts payable and increases in inventory, offset by lower accounts receivable.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, increased to 23.0% for the third quarter of 2023, compared to 18.2% in the year-earlier period. The increase was primarily due to lower sales and higher inventory.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At September 30, 2023 and December 31, 2022, the company had cash and cash equivalents of  $333.3 million and $176.9 million, respectively, of which $163.3 million and $160.8 million, respectively, were held outside the United States.

The company has $4.1 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company has $2.0 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of September 30, 2023.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities by category:

		Outstanding Borrowings
	Borrowing	September 30,	December 31,
(millions)	Capacity	2023	2022
North American asset securitization program	$1,500	$605	$1,235
Revolving credit facility	2,000	54	—
Commercial paper program (a)	1,200	903	173
Uncommitted lines of credit	500	50	78
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Nine Months Ended		Effective Interest Rate
	September 30,	October 1,	September 30,	October 1,
(millions)	2023	2022	2023	2022
North American asset securitization program	$1,161	$903	5.82%	3.54%
Revolving credit facility	173	190	6.42%	3.23%
Commercial paper program	717	451	5.95%	3.85%
Uncommitted lines of credit	144	5	6.42%	3.44%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivables of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first nine months of 2023 and 2022, the average daily balance outstanding under the EMEA asset securitization program was $644.6 million and $430.5 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

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

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	September 30,	October 1,
(millions)	2023	2022	Change
Net cash provided by (used for) operating activities	$419	$(142)	$561
Net cash used for investing activities	(47)	(34)	(13)
Net cash (used for) provided by financing activities	(215)	456	(671)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first nine months of 2023 was $418.7 million and the net amount of cash used for the company’s operating activities during the first nine months of 2022 was $141.8 million. The change in cash provided by operating activities during 2023, compared to the year-earlier period, related primarily to the company’s historical counter-cyclical cash flow as the company generates cash flow in periods of decreased demand growth.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2023 and 2022 was $46.8 million and $34.0 million, respectively. The change in cash used for investing activities related primarily to settlement proceeds from derivative contracts in 2023.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $214.7 million during the first nine months of 2023 compared to $455.8 million provided by financing activities in the year-earlier period. The change in cash used for financing activities related primarily to an increase in repayments of long-term bank borrowings offset by proceeds from notes issued in the first quarter of 2023, the settlement of interest rate swaps in the second quarter of 2023, and the increase in short-term borrowings in the third quarter of 2023.

Capital Expenditures

Capital expenditures for the first nine months of 2023 and 2022 were $57.8 million and $54.8 million, respectively. The company expects capital expenditures to be approximately $80.0 million for fiscal year 2023.

Share-Repurchase Program

The company repurchased 5.7 million shares of common stock for $700.9 million and 6.5 million shares of common stock for $734.4 million in the first nine months of 2023 and 2022, respectively, under the share-repurchase program, excluding excise taxes. During the first nine months of 2023, the company accrued $6.2 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share-repurchase authorization. On January 31, 2023, the company’s Board of Directors approved a $1.0 billion increase to the company’s share-repurchase program. As of September 30, 2023, approximately $621.6 million remained available for repurchase. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, operating leases, and other sources and uses of capital that are summarized in the sections titled “Contractual Obligations” and “Additional Capital Requirements and Sources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company’s short-term and long-term debt obligations. Refer to Note H, “Financial Instruments Measured at Fair Value” of the Notes to Consolidated Financial Statements for further discussion on hedging activities. As of September 30, 2023, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to the company’s critical accounting estimates during the first nine months of 2023. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of Recently Issued Accounting Standards

See Note B, “Impact of Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2023 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth in Note K “Contingencies” in Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended September 30, 2023:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
July 2 through July 29, 2023	—	$—	—	$823,520
July 30 through August 26, 2023	660,594	128.67	660,594	738,520
August 27 through September 30, 2023	892,440	128.86	892,440	621,586
Total	1,553,034		1,553,034
(a)	Average price paid per share excludes 1% excise tax on stock repurchases.
(b)	On January 31, 2023, the company’s Board of Directors approved a $1.0 billion increase to the company’s share-repurchase program. The company’s share-repurchase program does not have an expiration date. As of September 30, 2023, the total authorized dollar value of shares available for repurchase was $2.8 billion of which $2.2 billion has been utilized, while the $621.6 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended September 30, 2023, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)*

Omnibus Deed of Amendment  No. 3 dated July 21, 2023, by and among Arrow EMEA Funding Corp B.V., as the SPV; BNP Paribas, as administrative agent and a purchaser agent; ING Belgium S.A./N.V., as a purchaser agent; U.S. Bank Trustees Limited, as security trustee; Arrow Electronics (UK) Limited, as collection account trustee, and Elavon Financial Services DAC, as paying agent, and Arrow Electronics Inc. as the parent; together with the Annexes thereto.

10(b)*+	Form of Executive Change in Control Retention Agreement, as adopted September 13, 2023, and effective August 7, 2023, prospectively.

10(c)*+	Arrow Electronics, Inc. Executive Severance Policy, as adopted September 13, 2023, effective August 7, 2023, prospectively.

10(d)*+	Form of Separation and Release Agreement.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.
+	: Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	November 2, 2023	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Richard A. Seidlitz
Richard A. Seidlitz
Vice President, Corporate Controller, and Principal Accounting Officer