Form 10-Q
period 2024-03-30
ARROW ELECTRONICS, INC.
filed 2024-05-02
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-4482

ARROW ELECTRONICS, INC.

(Exact name of registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9151 East Panorama Circle	80112
Centennial CO	(Zip Code)
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

Yes ☐   No ☒

There were 53,229,856 shares of Common Stock outstanding as of April 25, 2024.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended
	March 30,	April 1,
	2024	2023
Sales	$6,924,260	$8,736,428
Cost of sales	6,066,434	7,622,606
Gross profit	857,826	1,113,822
Operating expenses:
Selling, general, and administrative	583,326	642,431
Depreciation and amortization	41,727	46,679
Restructuring, integration, and other	46,856	2,560
	671,909	691,670
Operating income	185,917	422,152
Equity in losses of affiliated companies	(344)	(80)
Gain on investments, net	98	10,311
Employee benefit plan expense, net	(933)	(853)
Interest and other financing expense, net	(79,604)	(79,658)
Income before income taxes	105,134	351,872
Provision for income taxes	22,036	76,547
Consolidated net income	83,098	275,325
Noncontrolling interests	(503)	1,575
Net income attributable to shareholders	$83,601	$273,750

Net income per share:
Basic	$1.54	$4.66
Diluted	$1.53	$4.60
Weighted-average shares outstanding:
Basic	54,251	58,731
Diluted	54,815	59,479

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended
	March 30,	April 1,
	2024	2023
Consolidated net income	$83,098	$275,325
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(99,275)	11,285
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	3,598	(433)
Gain (loss) on interest rate swaps designated as cash flow hedges, net of taxes	529	(3,709)
Employee benefit plan items, net of taxes	(91)	(272)
Other comprehensive (loss) income	(95,239)	6,871
Comprehensive (loss) income	(12,141)	282,196
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,651)	4,652
Comprehensive (loss) income attributable to shareholders	$(10,490)	$277,544

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	March 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$242,810	$218,053
Accounts receivable, net	11,062,608	12,238,073
Inventories	4,797,053	5,187,225
Other current assets	798,591	684,126
Total current assets	16,901,062	18,327,477
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	196,291	195,579
Machinery and equipment	1,624,409	1,632,606
	1,826,391	1,833,876
Less: Accumulated depreciation and amortization	(1,309,303)	(1,303,136)
Property, plant, and equipment, net	517,088	530,740
Investments in affiliated companies	58,868	62,741
Intangible assets, net	119,274	127,440
Goodwill	2,054,536	2,050,426
Other assets	612,048	627,344
Total assets	$20,262,876	$21,726,168
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,940,313	$10,070,015
Accrued expenses	1,474,605	1,463,915
Short-term borrowings, including current portion of long-term debt	945,698	1,653,954
Total current liabilities	11,360,616	13,187,884
Long-term debt	2,632,250	2,153,553
Other liabilities	500,672	507,424
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2024 and 2023
Issued - 57,955 and 57,691 shares in 2024 and 2023	57,955	57,691
Capital in excess of par value	565,166	553,340
Treasury stock (4,725 and 3,880 shares in 2024 and 2023, respectively), at cost	(405,663)	(297,745)
Retained earnings	5,873,818	5,790,217
Accumulated other comprehensive loss	(392,130)	(298,039)
Total shareholders’ equity	5,699,146	5,805,464
Noncontrolling interests	70,192	71,843
Total equity	5,769,338	5,877,307
Total liabilities and equity	$20,262,876	$21,726,168

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$83,098	$275,325
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	41,727	46,679
Amortization of stock-based compensation	13,447	19,497
Equity in losses of affiliated companies	344	80
Deferred income taxes	(2,801)	(7,530)
Loss (gain) on investments, net	13	(10,311)
Other	1,189	1,321
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	1,057,676	1,701,889
Inventories	362,813	(199,521)
Accounts payable	(1,077,786)	(1,504,701)
Accrued expenses	21,053	(132,316)
Other assets and liabilities	(97,563)	33,392
Net cash provided by operating activities	403,210	223,804
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(29,535)	(20,114)
Other	5,139	10,867
Net cash used for investing activities	(24,396)	(9,247)
Cash flows from financing activities:
Change in short-term and other borrowings	(709,675)	(146,050)
Proceeds from long-term bank borrowings, net	477,032	34,360
Net proceeds from note offering	—	498,600
Redemption of notes	—	(300,000)
Proceeds from exercise of stock options	2,929	5,934
Repurchases of common stock	(87,948)	(303,801)
Net cash used for financing activities	(317,662)	(210,957)
Effect of exchange rate changes on cash	(36,395)	25,039
Net increase in cash and cash equivalents	24,757	28,639
Cash and cash equivalents at beginning of period	218,053	176,915
Cash and cash equivalents at end of period	$242,810	$205,554

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income (loss)	—	—	—	83,601	—	(503)	83,098
Other comprehensive loss	—	—	—	—	(94,091)	(1,148)	(95,239)
Amortization of stock-based compensation	—	13,447	—	—	—	—	13,447
Shares issued for stock-based compensation awards	264	(1,621)	4,286	—	—	—	2,929
Repurchases of common stock	—	—	(112,204)	—	—	—	(112,204)
Balance at March 30, 2024	$57,955	$565,166	$(405,663)	$5,873,818	$(392,130)	$70,192	$5,769,338

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	273,750	—	1,575	275,325
Other comprehensive income	—	—	—	—	3,794	3,077	6,871
Amortization of stock-based compensation	—	19,497	—	—	—	—	19,497
Shares issued for stock-based compensation awards	—	(25,071)	31,005	—	—	—	5,934
Repurchases of common stock	—	—	(318,800)	—	—	—	(318,800)
Balance at April 1, 2023	$125,424	$1,203,134	$(4,925,140)	$9,488,582	$(361,468)	$69,648	$5,600,180

See accompanying notes.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Index to Notes

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2024.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). Upon adoption of ASU 2023-09, the company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The company expects these amendments will first be applied in the company’s annual report on form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Upon adoption of ASU 2023-07, the company will disclose significant segment expenses, the title and position of the chief operating decision maker (“CODM”), and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. These amendments will first be applied in the company’s annual report on form 10-K for the fiscal year ending December 31, 2024, and will be applied retrospectively for all prior periods presented in the financial statements.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note C – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2023 (a)	$875,194	$1,175,232	$2,050,426
Acquisitions	17,275	—	17,275
Foreign currency translation adjustment	(3,959)	(9,206)	(13,165)
Balance as of March 30, 2024 (a)	$888,510	$1,166,026	$2,054,536
(a)	The total carrying value of goodwill as of March 30, 2024, and December 31, 2023 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components reportable segment and $301.9 million was recorded in the global enterprise computing solutions (“ECS”) reportable segment.

Intangible assets, net, are comprised of the following as of March 30, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$257,263	$(160,240)	$97,023
Amortizable trade name	73,359	(51,108)	22,251
	$330,622	$(211,348)	$119,274

Intangible assets, net, are comprised of the following as of December 31, 2023:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$258,337	$(156,141)	$102,196
Amortizable trade name	73,811	(48,567)	25,244
	$332,148	$(204,708)	$127,440

During the first quarter of 2024 and 2023, the company recorded amortization expense related to identifiable intangible assets of $7.5 million and $8.0 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	March 30,	December 31,
(thousands)	2024	2023
Marubun/Arrow	$46,810	$50,779
Other	12,058	11,962
	$58,868	$62,741

The equity in losses of affiliated companies consists of the following:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Marubun/Arrow	$(534)	$(397)
Other	190	317
	$(344)	$(80)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of March 30, 2024, and December 31, 2023.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 30,	December 31,
(thousands)	2024	2023
Accounts receivable	$11,207,057	$12,384,553
Allowance for credit losses	(144,449)	(146,480)
Accounts receivable, net	$11,062,608	$12,238,073

The following table is a rollforward for the company’s allowance for credit losses:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Balance at beginning of period	$146,480	$93,397
Charged to income	2,879	14,991
Translation adjustments	(861)	388
Write-offs	(4,049)	(5,083)
Balance at end of period	$144,449	$103,693

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of March 30, 2024.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

EMEA Asset Securitization

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region at a discount to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions (“unaffiliated financial institutions”) on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2025, subject to extension in accordance with its terms. In February 2024, the company amended provisions in the EMEA asset securitization program to update certain financial ratios. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
EMEA asset securitization, sales of accounts receivable	$539,880	$817,833

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets, and cash receipts are reflected in the “Cash provided by operating activities” section of the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held by Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” on the company’s consolidated balance sheets.

The company continues servicing the receivables which were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Other amounts related to the EMEA asset securitization program:

	March 30,	December 31,
(thousands)	2024	2023
Receivables sold to unaffiliated financial institutions that were uncollected	$425,240	$529,266
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	911,615	805,788

Any accounts receivable held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to Arrow Electronics, Inc. for receivables that are uncollectible as a result of an account debtor’s insolvency or inability to pay.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of March 30, 2024, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions and accounts for these transactions as sales of the related receivables. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as “Cash provided by operating activities” on the consolidated statements of cash flows. The company typically does not retain financial or legal interests in these receivables. Factoring fees for the sales of accounts receivables are included in “Interest and other financing expense, net” in the consolidated statements of operations. The company continues servicing the receivables which were sold.

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Sales of accounts receivable under the factoring programs	$208,560	$382,278

Other amounts under the company’s factoring programs:

	March 30,	December 31,
(thousands)	2024	2023
Receivables sold under the factoring programs that were uncollected	$259,236	$375,940

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements, or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of March 30, 2024, and December 31, 2023, the company had $899.4 million and $1.1 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	March 30,	December 31,
(thousands)	2024	2023
3.25% notes, due September 2024	$499,505	$499,224
Commercial paper	427,763	1,121,882
Other short-term borrowings	18,430	32,848
	$945,698	$1,653,954

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at March 30, 2024 and December 31, 2023. These borrowings were provided on a short-term basis and their maturity was agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 5.82% and 5.83% at March 30, 2024 and December 31, 2023, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. There were $427.8 million in outstanding borrowings under this program at March 30, 2024 and $1.1 billion in outstanding borrowings at December 31, 2023. The commercial paper program had an effective interest rate of 5.80% and 5.90% at March 30, 2024 and December 31, 2023, respectively.

Long-term debt consists of the following:

	March 30,	December 31,
(thousands)	2024	2023
Revolving Credit Facility	$50,000	$—
North American asset securitization program	625,000	198,000
4.00% notes, due 2025	349,245	349,061
6.125% notes, due 2026 (a) (b)	498,343	497,661
7.50% senior debentures, due 2027	110,205	110,184
3.875% notes, due 2028	497,264	497,098
2.95% notes, due 2032	495,172	495,039
Other obligations with various interest rates and due dates	7,021	6,510
	$2,632,250	$2,153,553
(a)	Upon issuance of the 6.125% notes due March 2026, the company entered into an interest rate swap, which effectively converted the 6.125% notes to floating rate notes based on the secured overnight financing rate (“SOFR”) + 0.508%, or an effective interest rate of 5.83% as of March 30, 2024. In March 2024, the company received a notice from the swap counterparty to terminate the swap without penalty. The effective date of cancellation was April 1, 2024. Refer to Note H.
(b)	In April 2024, the company completed the sale of $500.0 million principal amount of 5.875% notes due April 2034. The net proceeds of the offering of $498.6 million were used for general corporate purposes and to repay the $500.0 million principal amount of its 6.125% notes due March 2026.

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses with the exception of the 6.125% notes which were called at par in April 2024.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	March 30,	December 31,
(thousands)	2024	2023
4.00% notes, due 2025	$344,500	$343,500
6.125% notes, due 2026	499,500	502,000
7.50% senior debentures, due 2027	116,000	117,000
3.875% notes, due 2028	475,000	475,000
2.95% notes, due 2032	420,000	425,000

The carrying amount of the company’s other short-term borrowings, uncommitted lines of credit, revolving credit facility, 3.25% notes due in 2024, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at March 30, 2024), which is based on the company’s credit ratings, plus a credit spread adjustment of 0.10% or an effective interest rate of 6.44% at March 30, 2024. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at March 30, 2024. The company had $50.0 million in outstanding borrowings under the revolving credit facility at March 30, 2024 and no outstanding borrowings under the revolving credit facility at December 31, 2023.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2025. The program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at March 30, 2024) plus a credit spread adjustment of 0.10% or an effective interest rate of 6.44% at March 30, 2024. The facility fee is 0.40% of the total borrowing capacity.

The company had $625.0 million and $198.0 million in outstanding borrowings under the North American asset securitization program at March 30, 2024 and December 31, 2023, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.3 billion and $2.7 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at March 30, 2024 and December 31, 2023, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of March 30, 2024, the company was in compliance with all such financial covenants.

Interest and dividend income of $19.5 million and $14.3 million for the first quarter of 2024 and 2023, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 30, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,689	$—	$—	$10,689
Equity investments (b)	Other assets	53,211	—	—	53,211
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,778	—	53,778
		$63,900	$53,778	$—	$117,678

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$8,729	$—	$—	$8,729
Equity investments (b)	Other assets	57,625	—	—	57,625
Interest rate swap designated as fair value hedge	Other liabilities	—	(454)	—	(454)
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	47,245	—	47,245
		$66,354	$46,791	$—	$113,145
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized (losses) gains of ($3.6) million and $8.5 million for the first quarter of 2024 and 2023, respectively, on equity securities held at the end of the quarter.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Reclassified gains and losses are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps are estimated using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs, including interest rate curves and credit spreads.

In June 2023, the company terminated its outstanding forward-starting interest rate swaps and received a cash payment of $56.7 million, which was reported in the “Cash flows from financing activities” section of the consolidated statements of cash flows. The forecasted transactions related to the swaps continued to be probable to occur by December 31, 2025, and the $56.7 million gain on the termination of the interest rate swaps remained in “Accumulated other comprehensive loss” on the company’s consolidated balance sheets at March 30, 2024. In April 2024, the forecasted bond issuance occurred, and the $56.7 million gain will be amortized to "Interest and other financing expense, net" in the company's consolidated statement of operations over the 10-year life of the bond.

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

As of December 31, 2023, the company had one outstanding interest rate swap designated as a fair value hedge of its 6.125% notes due in March 2026, the terms of which were as follows:

		Notional Amount	Interest Rate due	Interest Rate due to
Trade Date	Maturity Date	(thousands)	from Counterparty	Counterparty
February 2023	March 2026	$500,000	6.125%	SOFR+0.508%

The counterparty to the interest rate swap had the option to cancel the swaps after one year, without penalty. In March 2024, the counterparty cancelled the swap and the company de-designated the fair value hedging relationship.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at March 30, 2024 and December 31, 2023 was $1.1 billion and $1.0 billion, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” on the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, on the company’s consolidated statements of operations. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

At March 30, 2024 and December 31, 2023, the following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

Maturity Date	Notional Amount (thousands)
September 2024	EUR	50,000
April 2025	EUR	100,000
January 2028	EUR	100,000
Total	EUR	250,000

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

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended
		March 30,	April 1,
(thousands)	Income Statement Line	2024	2023
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$1,804	$2,048
Interest rate swaps, cash flow hedge	Interest Expense	(695)	(839)
Interest rate swap, fair value hedge (b)	Interest Expense	454	2,742
Total		$1,563	$3,951
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$4,970	$1,125
Interest rate swaps, cash flow hedge		—	(4,347)
Total		$4,970	$(3,222)
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million and $2.5 million for the first quarter of 2024 and 2023, respectively.
(c)	Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of $0.2 million and ($1.7) million for the first quarter of 2024 and 2023, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

The carrying amount of “cash and cash equivalents”, “accounts receivable, net”, and “accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company's continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and the consolidation of certain operations, as necessary. The following table presents the components of the restructuring, integration, and other:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Restructuring and integration (credits) charges	$(364)	$1,141
Other charges	47,220	1,419
	$46,856	$2,560

Other Charges

Other charges include $42.8 million related to termination of personnel as a part of operating expense reduction initiatives not related to exit or disposal activities. As of March 30, 2024, the accrued liabilities related to the operating expense reduction initiatives totaled $32.1 million and substantially all accrued amounts are expected to be spent in cash within one year.

Note J – Net Income per Share

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended
	March 30,	April 1,
(thousands except per share data)	2024	2023
Net income attributable to shareholders	$83,601	$273,750
Weighted-average shares outstanding - basic	54,251	58,731
Net effect of various dilutive stock-based compensation awards	564	748
Weighted-average shares outstanding - diluted	54,815	59,479
Net income per share:
Basic	$1.54	$4.66
Diluted (a)	$1.53	$4.60

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	—	128

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in Accumulated other comprehensive (loss) income, excluding noncontrolling interests:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Foreign Currency Translation Adjustment and Other:
Other comprehensive (loss) income before reclassifications (a)	$(98,172)	$8,008
Amounts reclassified into income	45	200
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications (b)	4,970	1,125
Amounts reclassified into income	(1,372)	(1,558)
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications (b)	—	(4,347)
Amounts reclassified into income	529	638
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(91)	(272)
Net change in Accumulated other comprehensive (loss) income	$(94,091)	$3,794
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $6.8 million and $5.6 million for the first quarter of 2024 and 2023, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2023	57,691	3,880	53,811
Shares issued for stock-based compensation awards	264	(57)	321
Repurchases of common stock	—	902	(902)
Common stock outstanding at March 30, 2024	57,955	4,725	53,230

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(313)	313
Repurchases of common stock	—	2,564	(2,564)
Common stock outstanding at April 1, 2023	125,424	68,426	56,998

During the year ended December 31, 2023, the company retired 67.7 million shares of treasury stock. Refer to Note 10  “Shareholders’ Equity” in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Repurchase Program

The following table shows the company’s share-repurchase program as of March 30, 2024:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share-Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
September 2022	$600,000	$600,000	$—
January 2023	1,000,000	524,590	475,410
Total (a)	$1,600,000	$1,124,590	$475,410
(a)	The dollar value of shares repurchased includes an accrual of $0.7 million for excise taxes during the first quarter of 2024 which is recorded within “Treasury stock” on the company’s consolidated balance sheets.

The company repurchased 0.8 million shares of its common stock for $100.0 million and 2.6 million shares of its common stock for $300.2 million in the first quarter of 2024 and 2023, respectively, under the company’s share-repurchase program, excluding excise taxes. As of March 30, 2024, approximately $475.4 million remained available for repurchase under the share-repurchase program. The company’s share-repurchase program does not have an expiration date.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $47.3 million from certain insurance carriers relating to environmental clean-up matters at the Norco and Huntsville sites, and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

improvements in remediation technologies, orders by administrative agencies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to the Huntsville and Norco sites.

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management (“ADEM”) finalized and executed a consent decree in connection with the Huntsville Site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Health-risk evaluations and a Corrective Action Development Plan were approved by ADEM in 2018, opening the way for pilot testing of on-site remediation in late 2019. Due to the effectiveness of the pilot testing, the pilot testing process has been expanded and remains underway with annual application of bioremediation reagents, semi-annual groundwater monitoring, as well as data collection to direct future bioremediation injections. Approximately $8.8 million has been spent to date.  The subsequent environmental costs at the site are estimated to be between $5.6 million and $17.3 million.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (“DTSC”) in connection with the Norco Site. In September 2013, the DTSC approved the final Remedial Action Plan (“RAP”) for actions in five on-site areas and one off-site area. As of 2018, the remediation measures described in the RAP had been implemented. Routine progress monitoring of groundwater and soil gas continue on-site and off-site. Approximately $83.8 million has been spent to date.  The subsequent environmental costs at the site are estimated to be between $21.5 million and $37.7 million.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

comprehensive computing solutions and services. The global ECS portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers (“VARs”) and managed service providers (“MSPs”) meet the needs of their end-users.

As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the reportable segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration, and other costs, as they are not attributable to the individual reportable segments and are included in the corporate line item.

Sales, by reportable segment by geographic area, are as follows:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Sales:
Components:
Americas	$1,596,692	$2,233,453
EMEA	1,656,507	2,246,145
Asia/Pacific	1,938,218	2,376,195
Global components	$5,191,417	$6,855,793

ECS:
Americas	$907,748	$998,114
EMEA	825,095	882,521
Global ECS	$1,732,843	$1,880,635
Consolidated	$6,924,260	$8,736,428

Operating income (loss), by reportable segment, are as follows:

	Quarter Ended
	March 30,	April 1,
(thousands)	2024	2023
Operating income (loss):
Global components (a)	$225,562	$417,539
Global ECS	71,459	81,099
Corporate (b)	(111,104)	(76,486)
Consolidated	$185,917	$422,152

(a)	Global components operating income includes charges of $10.5 million in inventory write downs related to the wind down of a business.
(b)	Corporate operating income (loss) includes restructuring, integration, and other charges of $46.9 million and $2.6 million for the first quarter of 2024 and 2023, respectively. Restructuring, integration, and other charges for the first quarter of 2024 include charges of $42.8 million related to termination of personnel as a part of operating expense reduction initiatives. Refer to Note I.

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

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States (“GAAP”), the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales (referred to as “sales on a constant currency basis”) exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory write downs related to the wind down of a business within the global components reportable segment (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other, and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, and gain on investments, net.

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other” and “Gain on investments, net” refer to the similarly captioned sections of this item below.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders. The company has two reportable segments, the global components reportable segment and the global ECS reportable segment. The company’s global components reportable segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The company’s global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its value-added resellers (“VARs”) and managed service providers (“MSPs”) meet the needs of their end-users. For the first quarter of 2024, approximately 75% and 25% of the company’s sales were from the global components reportable segment and the global ECS reportable segment, respectively.

The company’s strategic initiatives include the following:

●	Offering a variety of value-added services in the global components reportable segment, including demand creation, design, engineering, global marketing and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with its suppliers and customers.
●	Providing global supply chain service offerings such as procurement, logistics, warehousing, and insights from data analytics within the global components reportable segment.
●	Enabling customer cloud solutions through the global ECS reportable segments’ cloud marketplace and management platform, ArrowSphere, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence that IT solution providers need to drive growth.

The company’s long-term financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, generate earnings per share growth in excess of competitors’ earnings per share growth and market expectations, grow earnings per share at a rate that provides the capital necessary to support the company’s business strategy, allocate and deploy capital effectively so that return on invested capital exceeds the company’s cost of capital, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach.

Executive Summary

	Quarter Ended
	March 30,	April 1,
(millions except per share data)	2024	2023	Change
Consolidated sales	$6,924	$8,736	(20.7)%
Global components sales	$5,191	$6,856	(24.3)%
Global ECS sales	$1,733	$1,881	(7.9)%
Gross profit margin	12.4%	12.7%	(30)	bps
Non-GAAP gross profit margin	12.5%	12.7%	(20)	bps
Operating income	$186	$422	(56.0)%
Operating income margin	2.7%	4.8%	(210)	bps
Non-GAAP operating income	$251	$433	(42.0)%
Non-GAAP operating income margin	3.6%	5.0%	(140)	bps
Net income attributable to shareholders	$84	$274	(69.5)%
Earnings per share attributable to shareholders - diluted	$1.53	$4.60	(66.7)%
Non-GAAP net income attributable to shareholders	$132	$274	(51.8)%
Non-GAAP earnings per share attributable to shareholders - diluted	$2.41	$4.60	(47.6)%

Business environment and other trends:

●	During the first quarter of 2024, the global components reportable segment continued to experience a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. These trends could continue throughout 2024 and the duration and severity of the current downturn are highly uncertain.
●	Customers of the company’s global ECS reportable segment continue shifting preferences away from traditional, and on-premises solutions, and towards more “as a service” and cloud-based, or hybrid, solutions. These changes in product mix impact sales as an increased proportion of the company's revenue is recorded on a net basis compared to a gross basis. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023	Change
Consolidated sales, as reported	$6,924	$8,736	(20.7)%
Impact of changes in foreign currencies	—	9
Consolidated sales, constant currency	$6,924	$8,746	(20.8)%

Global components sales, as reported	$5,191	$6,856	(24.3)%
Impact of changes in foreign currencies	—	(4)
Global components sales, constant currency	$5,191	$6,852	(24.2)%

Global ECS sales, as reported	$1,733	$1,881	(7.9)%
Impact of changes in foreign currencies	—	14
Global ECS sales, constant currency	$1,733	$1,894	(8.5)%

The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended
	March 30,		April 1,
	2024		2023
(millions)	Sales	% of Sales	Sales	% of Sales	Change
Americas components sales	$1,597	23.1%	$2,233	25.6%	(28.5)%
EMEA components sales	1,657	23.9%	2,246	25.7%	(26.3)%
Asia/Pacific components sales	1,938	28.0%	2,376	27.2%	(18.4)%
Global components sales	$5,191	75.0%	$6,856	78.5%	(24.3)%

Americas ECS sales	$908	13.1%	$998	11.4%	(9.1)%
EMEA ECS sales	825	11.8%	883	10.1%	(6.5)%
Global ECS sales	$1,733	25.0%	$1,881	21.5%	(7.9)%
Consolidated sales	$6,924	100.0%	$8,736	100.0%	(20.7)%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During the first quarter of 2024, global components sales decreased compared to the year-earlier period primarily due to the following impacts:

●	sales declines in the Americas region primarily due to decreased demand for most major verticals, particularly industrial and communications;
●	sales declines in the EMEA region primarily due to decreased demand for the industrial and transportation verticals;
●	sales declines in the Asia/Pacific region primarily due to decreased demand for the industrial vertical.

During the first quarter of 2024, global ECS sales decreased in both regions compared to the year-earlier period primarily due to a shift in sales mix towards products such as software as-a-service and cloud-based solutions where sales are recorded on a net basis and somewhat softer demand in the Americas region.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Profit

Following is an analysis of the company’s consolidated gross profit:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023	Change
Gross profit, as reported	$858	$1,114	(23.0)%
Impact of wind down to inventory	10	—
Impact of changes in foreign currencies	—	1
Non-GAAP gross profit	$868	$1,115	(22.1)%
Gross profit as a percentage of sales, as reported	12.4%	12.7%	(30)	bps
Non-GAAP gross profit as a percentage of sales	12.5%	12.8%	(30)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The decrease in gross profit related primarily to declining demand and gross profit margins for the first quarter of 2024.

●	Global components gross profit margins decreased during the first quarter of 2024, compared with the year-earlier period, due to product mix shifting toward lower margin products. Global components supply chain services offerings continued to have a positive impact on gross margins.
●	Global ECS gross profit margins increased during the first quarter of 2024, compared with the year-earlier period, due to product mix shifting towards a higher proportion of revenue recognized on a net basis in the current year partially offset by softer margins in the Americas region as the company works to optimize the customer mix and supplier line card to better serve the mid-market.

Operating Expenses

Following is an analysis of the company’s consolidated operating expenses:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023	Change
Operating expenses, as reported	$672	$692	(2.9)%
Identifiable intangible asset amortization	(8)	(8)
Restructuring, integration, and other	(47)	(3)
Impact of changes in foreign currencies	—	1
Non-GAAP operating expenses	$618	$682	(9.5)%
Operating expenses as a percentage of sales	9.7%	7.9%	180	bps
Non-GAAP operating expenses as a percentage of sales, constant currency	8.9%	7.8%	110	bps

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

The declines in operating expenses for the first quarter of 2024, relative to the year-earlier period, were primarily related to lower variable costs, primarily sales incentives, in line with the decrease in sales discussed above, partially offset by a $44.3 million increase in restructuring, integration and other (see discussion below).

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023
Restructuring and integration charges	$-	$1
Other charges	47	2
Total	$47	$3

Other charges for the first quarter of 2024, include $42.8 million in charges related to the termination of personnel as a part of the operating expense reduction initiatives.

Operating Income

Following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023	Change
Consolidated operating income, as reported	$186	$422	(56.0)%
Identifiable intangible asset amortization	8	8
Restructuring, integration, and other	47	3
Impact of wind down to inventory	10	—
Non-GAAP consolidated operating income	$251	$433	(42.0)%
Consolidated operating income as a percentage of sales	2.7%	4.8%	(210)	bps
Non-GAAP consolidated operating income as a percentage of sales	3.6%	5.0%	(140)	bps

Global components operating income, as reported	$226	$418	(46.0)%
Identifiable intangible asset amortization	6	7
Impact of wind down to inventory	10	—
Non-GAAP global components operating income	$243	$424	(42.8)%
Global components operating income as a percentage of sales	4.3%	6.1%	(180)	bps
Non-GAAP global components operating income as a percentage of sales	4.7%	6.2%	(150)	bps

Global ECS operating income, as reported	$71	$81	(11.9)%
Identifiable intangible asset amortization	1	1
Non-GAAP global ECS operating income	$73	$82	(11.9)%
Global ECS operating income as a percentage of sales	4.1%	4.3%	(20)	bps
Non-GAAP global ECS operating income as a percentage of sales	4.2%	4.4%	(20)	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the first quarter of 2024 relates primarily to the changes in sales and gross profit margins discussed above.

Gain on Investments, Net

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023
Gain on investments, net	$—	$10

Gain on investments, net is primarily related to the changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company’s investment in Marubun Corporation, refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023
Interest and other financing expense, net	$(80)	$(80)

Interest expenses were mostly flat compared to the year-earlier period. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended
	March 30,	April 1,
	2024	2023
Effective income tax rate	21.0%	21.8%
Identifiable intangible asset amortization	0.2%	0.1%
Restructuring, integration, and other	1.2%	0.1%
Impact of wind down to inventory	0.3%	—%
Gain on investments, net	—%	(0.1)%
Non-GAAP effective income tax rate	22.6%	21.8%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The change in the effective tax rate for the first quarter of 2024, compared to the year-earlier period, is primarily due to the changes in the mix of tax jurisdictions where taxable income is generated, tax law changes, utilization of tax credits in certain jurisdictions, and liabilities for uncertain tax positions.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended
	March 30,	April 1,
(millions)	2024	2023
Net income attributable to shareholders, as reported	$84	$274
Identifiable intangible asset amortization*	7	8
Restructuring, integration, and other	47	3
Gain on investments, net	—	(10)
Impact of wind down to inventory	10	—
Tax effect of adjustments above	(16)	—
Non-GAAP net income attributable to shareholders	$132	$274

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The decrease in net income attributable to shareholders in the first quarter of 2024 compared to the year-earlier period, relates primarily to changes in sales and gross margins as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at over $2.4 billion in addition to $242.8 million of cash on hand at March 30, 2024. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	March 30,	December 31,
(millions)	2024	2023	Change
Working capital	$6,919	$7,355	$(436)
Cash and cash equivalents	243	218	25
Short-term debt	946	1,654	(708)
Long-term debt	2,632	2,154	478

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first quarter of 2024, was primarily attributable to decreases in inventory.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, increased to 25.0% for the first three months of 2024, compared to 20.6% in the year-earlier period. The increase was primarily due to lower sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At March 30, 2024 and December 31, 2023, the company had cash and cash equivalents of $242.8 million and $218.1 million, respectively, of which $231.0 million and $160.0 million, respectively, were held outside the United States.

The company has $4.9 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.1 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of March 30, 2024.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities by category:

		Outstanding Borrowings
	Borrowing	March 30,	December 31,
(millions)	Capacity	2024	2023
North American asset securitization program	$1,500	$625	$198
Revolving credit facility	2,000	50	—
Commercial paper program (a)	1,200	428	1,122
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Three Months Ended		Effective Interest Rate
	March 30,	April 1,	March 30,	April 1,
(millions)	2024	2023	2024	2023
North American asset securitization program	$724	$1,291	6.44%	5.30%
Revolving credit facility	5	274	6.44%	5.88%
Commercial paper program	657	762	5.80%	5.90%
Uncommitted lines of credit	287	11	5.82%	5.41%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first three months of 2024 and 2023, the average daily balance outstanding under the EMEA asset securitization program was $457.1 million and $636.4 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
5.875% notes, due April 2034	Issued	April 2024	$500
6.125% notes, due March 2026	Repaid	April 2024	$500
Uncommitted lines of credit	Increase in Capacity	May 2023	$300
4.50% notes, due March 2023	Repaid	March 2023	$300
6.125% notes, due March 2026 (a)	Issued	March 2023	$500
(a)	Upon issuance of the 6.125% notes due March 2026, the company entered into an interest rate swap, which effectively converted the 6.125% notes to floating rate notes based on SOFR + 0.508%. In March 2024, the company received a notice from the swap counterparty to terminate the swap. The effective date of cancellation was April 1, 2024. See “Interest Rate Swaps” under Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements for further discussion.

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	March 30,	April 1,
(millions)	2024	2023	Change
Net cash provided by operating activities	$403	$224	$179
Net cash used for investing activities	(24)	(9)	(15)
Net cash used for financing activities	(318)	(211)	(107)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first three months of 2024 and 2023 was $403.2 million and $223.8 million, respectively. The change in cash provided by operating activities during 2024, compared to the year-earlier period, related primarily to the company’s historical counter-cyclical cash flow as the company generates cash flow in periods of lower demand due to reduced investments in working capital.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first three months of 2024 and 2023 was $24.4 million and $9.2 million, respectively.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $317.7 million during the first three months of 2024 compared to $211.0 million used for financing activities in the year-earlier period. The change in cash used for financing activities related primarily to more repayment of debt offset partially by lower share repurchases.

Capital Expenditures

Capital expenditures for the first quarter of 2024 and 2023 were $29.5 million and $20.1 million, respectively. The company expects capital expenditures to be approximately $90.0 million for fiscal year 2024.

Share-Repurchase Program

The company repurchased 0.8 million shares of its common stock for $100.0 million and 2.6 million shares of its common stock for $300.2 million in the first quarter of 2024 and 2023, respectively, under its share-repurchase program, excluding excise taxes. During the first three months of 2024, the company accrued $0.7 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share-repurchase authorization. As of March 30, 2024, approximately $475.4 million remained available for repurchase under the share-repurchase program. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, operating leases, and other sources and uses of capital that are summarized in the sections titled “Contractual Obligations” and “Additional Capital Requirements and Sources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company’s short-term and long-term debt obligations. Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to Consolidated Financial Statements for further discussion on hedging activities. As of March 30, 2024, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to the company’s critical accounting estimates during the three months ended March 30, 2024. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Impact of Recently Issued Accounting Standards

See Note B “Impact of Recently Issued Accounting Standards” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 30, 2024, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 30, 2024 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of March 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth in Note L “Contingencies” in Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended March 30, 2024:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
January 1 through January 27, 2024	—	$—	—	$576,154
January 28 through February 24, 2024	—	—	—	576,154
February 25 through March 30, 2024	802,225	124.65	802,225	475,410
Total	802,225		802,225
(a)	Average price paid per share excludes 1% excise tax on stock repurchases.
(b)	The company’s share-repurchase program does not have an expiration date. As of March 30, 2024, the total authorized dollar value of shares available for repurchase was $1.6 billion of which $1.1 billion has been utilized, while the $475.4 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended March 30, 2024, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)*

Amendment No. 6 to Receivables Transfer Agreement, dated as of February 08, 2024, and made among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc.

4(a)

Indenture, dated as of March 1, 2024, between Arrow Electronics, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement under the Securities Act of 1933 on Form S-3 dated March 1, 2024, Commission File No. 1-4482).

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

ARROW ELECTRONICS, INC.

Date:	May 2, 2024	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Yun Cho
Yun Cho
Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)