Form 10-Q
period 2024-06-29
ARROW ELECTRONICS, INC.
filed 2024-08-01
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Yes ☐   No ☒

There were 52,944,169 shares of Common Stock outstanding as of July 25, 2024.

ARROW ELECTRONICS, INC.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
ASU	Accounting Standard Update
CMs	Contract Manufacturers
CODM	Chief Operating Decision Maker
CTA	Foreign Currency Translation Adjustment
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
MSPs	Managed Service Providers
OEMs	Original Equipment Manufacturers
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers
2.95% notes	2.95% notes, due 2032
3.25% notes	3.25% notes, due September 2024
3.875% notes	3.875% notes, due 2028
4.00% notes	4.00% notes, due 2025
5.875% notes	5.875% notes, due 2034
6.125% notes	6.125% notes, due 2026
7.50% notes	7.50% senior debentures, due 2027

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Sales	$6,892,868	$8,514,516	$13,817,128	$17,250,944
Cost of sales	6,046,424	7,448,467	12,112,858	15,071,073
Gross profit	846,444	1,066,049	1,704,270	2,179,871
Operating expenses:
Selling, general, and administrative	552,595	617,202	1,135,921	1,259,633
Depreciation and amortization	41,037	46,264	82,764	92,943
Restructuring, integration, and other	40,537	10,333	87,393	12,893
	634,169	673,799	1,306,078	1,365,469
Operating income	212,275	392,250	398,192	814,402
Equity in earnings of affiliated companies	1,254	3,061	910	2,981
(Loss) gain on investments, net	(4,615)	497	(4,517)	10,808
Loss on extinguishment of debt	(1,657)	—	(1,657)	—
Employee benefit plan expense, net	(980)	(803)	(1,913)	(1,656)
Interest and other financing expense, net	(66,891)	(84,834)	(146,495)	(164,492)
Income before income taxes	139,386	310,171	244,520	662,043
Provision for income taxes	29,762	72,380	51,798	148,927
Consolidated net income	109,624	237,791	192,722	513,116
Noncontrolling interests	926	1,232	423	2,807
Net income attributable to shareholders	$108,698	$236,559	$192,299	$510,309

Net income per share:
Basic	$2.03	$4.17	$3.56	$8.84
Diluted	$2.01	$4.12	$3.53	$8.74
Weighted-average shares outstanding:
Basic	53,640	56,720	53,944	57,726
Diluted	54,181	57,355	54,496	58,409

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Consolidated net income	$109,624	$237,791	$192,722	$513,116
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(24,416)	(1,343)	(123,691)	9,942
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	1,378	(4,043)	4,976	(4,476)
(Loss) gain on interest rate swaps designated as cash flow hedges, net of taxes	(226)	5,447	303	1,738
Employee benefit plan items, net of taxes	(502)	(298)	(593)	(570)
Other comprehensive (loss) income	(23,766)	(237)	(119,005)	6,634
Comprehensive income	85,858	237,554	73,717	519,750
Less: Comprehensive income (loss) attributable to noncontrolling interests	696	(1,377)	(955)	3,275
Comprehensive income attributable to shareholders	$85,162	$238,931	$74,672	$516,475

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	June 29,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$213,009	$218,053
Accounts receivable, net	10,886,501	12,238,073
Inventories	4,654,793	5,187,225
Other current assets	1,010,942	684,126
Total current assets	16,765,245	18,327,477
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	190,109	195,579
Machinery and equipment	1,623,869	1,632,606
	1,819,669	1,833,876
Less: Accumulated depreciation and amortization	(1,319,945)	(1,303,136)
Property, plant, and equipment, net	499,724	530,740
Investments in affiliated companies	60,400	62,741
Intangible assets, net	112,470	127,440
Goodwill	2,052,701	2,050,426
Other assets	617,226	627,344
Total assets	$20,107,766	$21,726,168
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,770,862	$10,070,015
Accrued expenses	1,687,273	1,463,915
Short-term borrowings, including current portion of long-term debt	860,538	1,653,954
Total current liabilities	11,318,673	13,187,884
Long-term debt	2,479,313	2,153,553
Other liabilities	495,730	507,424
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2024 and 2023
Issued - 58,046 and 57,691 shares in 2024 and 2023	58,046	57,691
Capital in excess of par value	574,530	553,340
Treasury stock (5,101 and 3,880 shares in 2024 and 2023, respectively), at cost	(456,123)	(297,745)
Retained earnings	5,982,516	5,790,217
Accumulated other comprehensive loss	(415,666)	(298,039)
Total shareholders’ equity	5,743,303	5,805,464
Noncontrolling interests	70,747	71,843
Total equity	5,814,050	5,877,307
Total liabilities and equity	$20,107,766	$21,726,168

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Consolidated net income	$192,722	$513,116
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	82,764	92,943
Amortization of stock-based compensation	21,700	28,349
Equity in earnings of affiliated companies	(910)	(2,981)
Deferred income taxes	(7,398)	(33,399)
Loss on extinguishment of debt	1,657	—
Loss (gain) on investments, net	4,763	(10,808)
Other	4,864	2,986
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	1,213,562	1,324,772
Inventories	493,474	(141,373)
Accounts payable	(1,237,812)	(1,513,259)
Accrued expenses	273,043	(215,583)
Other assets and liabilities	(319,038)	52,237
Net cash provided by operating activities	723,391	97,000
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(51,636)	(37,105)
Other	6,452	10,962
Net cash used for investing activities	(45,184)	(26,143)
Cash flows from financing activities:
Change in short-term and other borrowings	(1,144,520)	198,339
Proceeds from (repayments of) long-term bank borrowings, net	673,607	(9,426)
Net proceeds from note offering	494,678	496,268
Redemption of notes	(500,000)	(300,000)
Proceeds from exercise of stock options	4,768	16,381
Repurchases of common stock	(163,301)	(516,217)
Settlement of forward-starting interest rate swap	—	56,711
Other	(141)	(142)
Net cash used for financing activities	(634,909)	(58,086)
Effect of exchange rate changes on cash	(48,342)	50,696
Net (decrease) increase in cash and cash equivalents	(5,044)	63,467
Cash and cash equivalents at beginning of period	218,053	176,915
Cash and cash equivalents at end of period	$213,009	$240,382

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income (loss)	—	—	—	83,601	—	(503)	83,098
Other comprehensive loss	—	—	—	—	(94,091)	(1,148)	(95,239)
Amortization of stock-based compensation	—	13,447	—	—	—	—	13,447
Shares issued for stock-based compensation awards	264	(1,621)	4,286	—	—	—	2,929
Repurchases of common stock	—	—	(112,204)	—	—	—	(112,204)
Balance at March 30, 2024	$57,955	$565,166	$(405,663)	$5,873,818	$(392,130)	$70,192	$5,769,338
Consolidated net income	—	—	—	108,698	—	926	109,624
Other comprehensive loss	—	—	—	—	(23,536)	(230)	(23,766)
Amortization of stock-based compensation	—	8,253	—	—	—	—	8,253
Shares issued for stock-based compensation awards	91	1,111	637	—	—	—	1,839
Repurchases of common stock	—	—	(51,097)	—	—	—	(51,097)
Distributions	—	—	—	—	—	(141)	(141)
Balance at June 29, 2024	$58,046	$574,530	$(456,123)	$5,982,516	$(415,666)	$70,747	$5,814,050

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	273,750	—	1,575	275,325
Other comprehensive income	—	—	—	—	3,794	3,077	6,871
Amortization of stock-based compensation	—	19,497	—	—	—	—	19,497
Shares issued for stock-based compensation awards	—	(25,071)	31,005	—	—	—	5,934
Repurchases of common stock	—	—	(318,800)	—	—	—	(318,800)
Balance at April 1, 2023	$125,424	$1,203,134	$(4,925,140)	$9,488,582	$(361,468)	$69,648	$5,600,180
Consolidated net income	—	—	—	236,559	—	1,232	237,791
Other comprehensive income (loss)	—	—	—	—	2,372	(2,609)	(237)
Amortization of stock-based compensation	—	8,852	—	—	—	—	8,852
Shares issued for stock-based compensation awards	—	(8,922)	19,369	—	—	—	10,447
Repurchases of common stock	—	—	(202,417)	—	—	—	(202,417)
Distributions	—	—	—	—	—	(142)	(142)
Balance at July 1, 2023	$125,424	$1,203,064	$(5,108,188)	$9,725,141	$(359,096)	$68,129	$5,654,474

See accompanying notes.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company”) were prepared in accordance with GAAP and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at, and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Note B – Impact of Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Upon adoption of this ASU, the company will disclose specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The company will also disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. The company expects these amendments will first be applied in the company’s annual report on form 10-K for the fiscal year ending December 31, 2025, on a prospective basis.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Upon adoption of this ASU, the company will disclose significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. These amendments will first be applied in the company’s annual report on form 10-K for the fiscal year ending December 31, 2024, and will be applied retrospectively for all prior periods presented in the financial statements.

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2023 (a)	$875,194	$1,175,232	$2,050,426
Acquisitions	18,454	—	18,454
Foreign currency translation adjustment	(5,464)	(10,715)	(16,179)
Balance as of June 29, 2024 (a)	$888,184	$1,164,517	$2,052,701
(a)	The total carrying value of goodwill as of June 29, 2024 and December 31, 2023, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components reportable segment and $301.9 million was recorded in the global ECS reportable segment.

Intangible assets, net, are comprised of the following as of June 29, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$254,056	$(161,939)	$92,117
Amortizable trade name	74,003	(53,650)	20,353
	$328,059	$(215,589)	$112,470

Intangible assets, net, are comprised of the following as of December 31, 2023:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$258,337	$(156,141)	$102,196
Amortizable trade name	73,811	(48,567)	25,244
	$332,148	$(204,708)	$127,440

During the second quarter of 2024 and 2023, the company recorded amortization expense related to identifiable intangible assets of $7.5 million and $7.9 million, respectively. During the first six months of 2024 and 2023, amortization expense related to identifiable intangible assets was $15.0 million and $15.9 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	June 29,	December 31,
(thousands)	2024	2023
Marubun/Arrow	$47,350	$50,779
Other	13,050	11,962
	$60,400	$62,741

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Marubun/Arrow	$620	$2,365	$86	$1,968
Other	634	696	824	1,013
	$1,254	$3,061	$910	$2,981

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of June 29, 2024 and December 31, 2023.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 29,	December 31,
(thousands)	2024	2023
Accounts receivable	$11,004,433	$12,384,553
Allowance for credit losses	(117,932)	(146,480)
Accounts receivable, net	$10,886,501	$12,238,073

The following table is a rollforward for the company’s allowance for credit losses:

	Six Months Ended
	June 29,	July 1,
(thousands)	2024	2023
Balance at beginning of period	$146,480	$93,397
Charged to income	(12,204)	21,256
Translation adjustments	(1,331)	541
Write-offs	(15,013)	(8,928)
Balance at end of period	$117,932	$106,266

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of June 29, 2024. For the six months ended June 29, 2024, the net benefit recorded to income of $12.2 million includes a $20.0 million reversal of an allowance previously recorded in the ECS reportable segment for aged receivables that were collected during the second quarter of 2024.

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

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
EMEA asset securitization, sales of accounts receivable	$477,779	$852,377	$1,017,659	$1,670,210

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

Other amounts related to the EMEA asset securitization program:

	June 29,	December 31,
(thousands)	2024	2023
Receivables sold to unaffiliated financial institutions that were uncollected	$380,694	$529,266
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	663,017	805,788

Any accounts receivable held by Arrow EMEA Funding Corp B.V. would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings if there are outstanding balances under the EMEA asset securitization program. The assets of the special purpose entity cannot be used by the company for general corporate

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purposes. Additionally, the financial obligations of Arrow EMEA Funding Corp B.V. to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to Arrow Electronics, Inc. for receivables that are uncollectible as a result of an account debtor’s insolvency or inability to pay.

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of June 29, 2024, the company was in compliance with all such financial covenants.

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

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Sales of accounts receivable under the factoring programs	$239,361	$418,160	$447,921	$800,438

Other amounts under the company’s factoring programs:

	June 29,	December 31,
(thousands)	2024	2023
Receivables sold under the factoring programs that were uncollected	$216,653	$375,940

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements, or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of June 29, 2024, and December 31, 2023, the company had $713.9 million and $1.1 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	June 29,	December 31,
(thousands)	2024	2023
3.25% notes, due September 2024	$499,686	$499,224
4.00% notes, due April 2025	349,534	—
Commercial paper	—	1,121,882
Other short-term borrowings	11,318	32,848
	$860,538	$1,653,954

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at June 29, 2024 and December 31, 2023. These borrowings were provided on a short-term basis and their maturity was agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 5.82% and 5.83% at June 29, 2024 and December 31, 2023, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. There were no outstanding borrowings under this program at June 29, 2024 and $1.1 billion in outstanding borrowings at December 31, 2023. The commercial paper program had a weighted-average effective interest rate of 5.83% and 5.90% at June 29, 2024 and December 31, 2023, respectively.

Long-term debt consists of the following:

	June 29,	December 31,
(thousands)	2024	2023
North American asset securitization program	$860,000	$198,000
4.00% notes, due 2025	—	349,061
6.125% notes, due 2026 (a)	—	497,661
7.50% senior debentures, due 2027	110,225	110,184
3.875% notes, due 2028	497,433	497,098
2.95% notes, due 2032	495,305	495,039
5.875% notes, due 2034	494,772	—
Other obligations with various interest rates and due dates	21,578	6,510
	$2,479,313	$2,153,553
(a)	Upon issuance of the 6.125% notes due March 2026, the company entered into an interest rate swap, which effectively converted the 6.125% notes to floating rate notes based on the SOFR + 0.508%, or an effective interest rate of 5.83% as of March 30, 2024. In March 2024, the company received a notice from the swap counterparty to terminate the swap without penalty. The effective date of cancellation was April 1, 2024. Refer to Note H.

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses with the exception of the 6.125% notes which were called at par in April 2024.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	June 29,	December 31,
(thousands)	2024	2023
4.00% notes, due 2025	$—	$343,500
6.125% notes, due 2026	—	502,000
7.50% senior debentures, due 2027	115,500	117,000
3.875% notes, due 2028	473,500	475,000
2.95% notes, due 2032	418,000	425,000
5.875% notes, due 2034	495,500	—

The carrying amount of the company’s other short-term borrowings, 3.25% notes, 4.00% notes, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at June 29, 2024), which is based on the company’s credit ratings, plus a credit spread adjustment of 0.10% or a weighted-average effective interest rate of 6.43% at June 29, 2024. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at June 29, 2024. The company had no outstanding borrowings under the revolving credit facility at June 29, 2024 and December 31, 2023, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2025. The program is conducted through AFC, a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at June 29, 2024) plus a credit spread adjustment of 0.10% or an effective interest rate of 5.84% at June 29, 2024. The facility fee is 0.40% of the total borrowing capacity.

The company had $860.0 million and $198.0 million in outstanding borrowings under the North American asset securitization program at June 29, 2024 and December 31, 2023, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.5 billion and $2.7 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at June 29, 2024 and December 31, 2023, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of June 29, 2024, the company was in compliance with all such financial covenants.

In April 2024, the company completed the sale of $500.0 million principal amount of 5.875% notes.  The net proceeds of the offering of $494.7 million were used for general corporate purposes and to repay the $500.0 million principal amount of its 6.125% notes.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest and dividend income of $14.7 million and $34.2 million for the second quarter and first six months of 2024, respectively, and $16.4 million and $30.7 million for the second quarter and first six months of 2023, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at June 29, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$9,028	$—	$—	$9,028
Equity investments (b)	Other assets	46,881	—	—	46,881
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	57,393	—	57,393
		$55,909	$57,393	$—	$113,302

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$8,729	$—	$—	$8,729
Equity investments (b)	Other assets	57,625	—	—	57,625
Interest rate swap designated as fair value hedge	Other liabilities	—	(454)	—	(454)
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	47,245	—	47,245
		$66,354	$46,791	$—	$113,145
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized (losses) gains of ($6.7) million and ($10.3) million for the second quarter and first six months of 2024, respectively, on equity securities held at the end of the quarter. The company recorded unrealized (losses) gains of ($2.5) million and $6.0 million for the second quarter and first six months of 2023, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (refer to Note C). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s exposures to such transactions are denominated primarily in the following currencies: Euro, Indian Rupee, and Chinese Renminbi. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at June 29, 2024 and December 31, 2023 was $1.0 billion.

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

At June 29, 2024 and December 31, 2023, the following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

Maturity Date	Notional Amount (thousands)
September 2024	EUR	50,000
April 2025	EUR	100,000
January 2028	EUR	100,000
Total	EUR	250,000

The change in the fair value of derivatives designated as net investment hedges are recorded in CTA within “Accumulated other comprehensive loss” on the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” on the company’s consolidated statements of operations.

During the first quarter of 2023, a foreign exchange contract designated as a net investment hedge matured and the company received $10.7 million, which is reported in the “Cash flows from investing activities” section of the consolidated statements of cash flows.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Six Months Ended
		June 29,	July 1,	June 29,	July 1,
(thousands)	Income Statement Line	2024	2023	2024	2023
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$1,804	$1,804	$3,608	$3,852
Interest rate swaps, cash flow hedge	Interest Expense	297	(677)	(398)	(1,516)
Interest rate swap, fair value hedge (b)	Interest Expense	—	(4,538)	454	(1,796)
Total		$2,101	$(3,411)	$3,664	$540
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$2,750	$(2,671)	$7,720	$(1,546)
Interest rate swaps, cash flow hedge		—	4,932	—	585
Total		$2,750	$2,261	$7,720	$(961)
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expenses, net”.
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million for the first six months of 2024, and a gain of $3.4 million and $0.9 million for the second quarter and first six months of 2023, respectively.
(c)	Includes derivative gains (losses) of $1.3 million and $1.4 million for the second quarter and first six months of 2024, respectively, and ($1.6) million and ($3.4) million for the second quarter and first six months of 2023, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

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

The following table presents the components of the restructuring, integration, and other:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Restructuring and integration charges	$464	$7,200	$100	$8,341
Other charges	40,073	3,133	87,293	4,552
	$40,537	$10,333	$87,393	$12,893

Other Charges

The following were included in other charges:

●	charges of $22.8 million and $60.5 million for the second quarter and the first six months of 2024, respectively, related to the termination of personnel as a part of operating expense reduction initiatives not related to exit or disposal activities. As of June 29, 2024, the accrued liabilities related to the operating expense reduction initiatives totaled $39.7 million and substantially all accrued amounts are expected to be spent in cash within one year;

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	consulting costs of $9.1 million and $14.1 million for the second quarter and the first six months of 2024, respectively, related to ongoing cost reduction initiatives; and
●	charges of $3.2 million and $6.5 million related to early lease terminations and related asset impairments.

The company is continuing to evaluate and seek out opportunities to lower costs in order to improve profitability and reallocate resources to strategic investments. During the six months ended June 29, 2024, the company incurred $87.3 million in costs related to cost reduction initiatives and is likely to incur material costs related to these initiatives in the near term. The company cannot presently estimate the amount of these costs due to the variety of factors involved and the early stages of related projects.

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands except per share data)	2024	2023	2024	2023
Net income attributable to shareholders	$108,698	$236,559	$192,299	$510,309
Weighted-average shares outstanding - basic	53,640	56,720	53,944	57,726
Net effect of various dilutive stock-based compensation awards	541	635	552	683
Weighted-average shares outstanding - diluted	54,181	57,355	54,496	58,409
Net income per share:
Basic	$2.03	$4.17	$3.56	$8.84
Diluted (a)	$2.01	$4.12	$3.53	$8.74

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	-	-	-	2

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in Accumulated other comprehensive (loss) income, excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Foreign Currency Translation Adjustment and Other:
Other comprehensive (loss) income before reclassifications (a)	$(24,067)	$1,082	$(122,239)	$9,090
Amounts reclassified into income	(119)	184	(74)	384
Unrealized Gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income before reclassifications (b)	2,750	(2,671)	7,720	(1,546)
Amounts reclassified into income	(1,372)	(1,372)	(2,744)	(2,930)
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications (b)	—	4,932	—	585
Amounts reclassified into income	(226)	515	303	1,153
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(502)	(298)	(593)	(570)
Net change in Accumulated other comprehensive (loss) income	$(23,536)	$2,372	$(117,627)	$6,166
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of ($2.2) million and ($9.0) million for the second quarter and first six months of 2024, and ($22.5) million and ($16.8) million for the second quarter and first six months of 2023, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2023	57,691	3,880	53,811
Shares issued for stock-based compensation awards	264	(57)	321
Repurchases of common stock	—	902	(902)
Common stock outstanding at March 30, 2024	57,955	4,725	53,230
Shares issued for stock-based compensation awards	91	(9)	100
Repurchases of common stock	—	385	(385)
Common stock outstanding at June 29, 2024	58,046	5,101	52,945

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Share-Repurchase Program

The following table shows the company’s share-repurchase program as of June 29, 2024:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share-Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
September 2022	$600,000	$600,000	$—
January 2023	1,000,000	574,968	425,032
Total (a)	$1,600,000	$1,174,968	$425,032
(a)	The dollar value of shares repurchased includes an accrual of $1.1 million for excise taxes during the first six months of 2024 which is recorded within “Treasury stock” on the company’s consolidated balance sheets.

The company repurchased 0.4 million shares and 1.2 million shares of its common stock for $50.0 million and $150.0 million in the second quarter and first six months of 2024, respectively, under the company’s share-repurchase program, excluding excise taxes. As of June 29, 2024, approximately $425.0 million remained available for repurchase under the share-repurchase program. The company’s share-repurchase program does not have an expiration date.

Note L – Contingencies

Environmental Matters

The Company has accrued liabilities of $26.2 million for ongoing environmental remediation efforts in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 in Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental liabilities are included in “Accrued expenses” and “Other liabilities” on the company’s consolidated balance sheets. The company has determined that there is no amount within the environmental liability ranges discussed below, that is a better estimate than any other amount, and therefore has recorded

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the accruals at the minimum amount of the ranges. The liabilities were estimated based on current costs and are not discounted. Environmental costs related to these matters include remediation, project management, regulatory oversight, and investigative and feasibility study activities.

To date, the company has spent approximately $9.0 million and $84.4 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to be between $5.4 million and $17.1 million and at the Norco site they are estimated to be between $20.8 million and $37.1 million.

The company expects the liabilities associated with such ongoing remediation to be resolved over an extended period of time with current estimates extending beyond 2040. The accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, the efficacy and long-term costs of remediation, improvements in remediation technologies, orders by administrative agencies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to either of the two sites.

To date, the company has recovered approximately $47.3 million from certain insurance carriers relating to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries

It is reasonably possible that the company will need to adjust the liabilities noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing or duration of the required actions. Future changes in estimates of the costs, timing or duration of the required actions could have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

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

The company has two reportable segments, the global components business and the global ECS business. The company’s global components business, enabled by a comprehensive range of value-added capabilities and services, markets, and distributes electronic components to OEMs and CMs. The company’s global ECS business is a leading value-added provider of comprehensive computing solutions and services. The global ECS portfolio of computing solutions includes

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users.

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

Sales, by reportable segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Sales:
Components:
Americas	$1,572,840	$2,066,562	$3,169,532	$4,300,015
EMEA	1,439,494	2,153,479	3,096,001	4,399,624
Asia/Pacific	2,019,697	2,462,841	3,957,915	4,839,036
Global components	$5,032,031	$6,682,882	$10,223,448	$13,538,675

ECS:
Americas	$964,070	$1,000,506	$1,871,818	$1,998,620
EMEA	896,767	831,128	1,721,862	1,713,649
Global ECS	$1,860,837	$1,831,634	$3,593,680	$3,712,269
Consolidated	$6,892,868	$8,514,516	$13,817,128	$17,250,944

Operating income (loss), by reportable segment, are as follows:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(thousands)	2024	2023	2024	2023
Operating income (loss):
Global components (a)	$210,201	$381,314	$435,763	$798,853
Global ECS (b)	102,581	86,228	174,040	167,327
Corporate (c)	(100,507)	(75,292)	(211,611)	(151,778)
Consolidated	$212,275	$392,250	$398,192	$814,402

(a)	Global components operating income includes charges of $1.6 million and $12.1 million in inventory write downs related to the wind down of a business for the second quarter and first six months of 2024, respectively.
(b)	Global ECS operating income includes a $20.0 million benefit related to the reversal of an allowance for credit losses for the second quarter and first six months of 2024.
(c)	Corporate operating (loss) includes restructuring, integration, and other charges of $40.5 million and $87.4 million for the second quarter and first six months of 2024, respectively, and $10.3 million and $12.9 million for the second quarter and first six months of 2023, respectively. Refer to Note I.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions; disruptions or inefficiencies in the supply chain; political instability and changes; impacts of military conflict and sanctions; industry conditions; changes in product supply, pricing and customer demand; competition; other vagaries in the global components and the global ECS markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; breaches of security or privacy of business information and information system failures, including related to current or future implementations, integrations and upgrades; outbreaks, epidemics, pandemics, or public health crises; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales (referred to as “sales on a constant currency basis”) exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory write downs related to the wind down of a business within the global components reportable segment (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other, and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, loss on extinguishment of debt, gain (loss) on investments, net, and the impact of tax legislation changes.

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other” and “(Loss) gain on investments, net” refer to the similarly captioned sections of this item below.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that enables its suppliers to distribute their technologies and help its industrial and commercial customers to source, build upon, and leverage these technologies to grow their businesses, reduce their time to market, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders. The company has two reportable segments, the global components reportable segment and the global ECS reportable segment. The company’s global components reportable segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to OEMs and CMs. The company’s global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users. For the second quarter of 2024, approximately 73% and 27% of the company’s sales were from the global components reportable segment and the global ECS reportable segment, respectively.

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

The company’s long-term financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, generate earnings per share growth in excess of competitors’ earnings per share growth and market expectations, grow earnings per share at a rate that provides the capital necessary to support the company’s business strategy, allocate and deploy capital effectively so that return on invested capital exceeds the company’s cost of capital, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach. The company also continues to evaluate cost reduction initiatives to improve its profitability.

Executive Summary

	Quarter Ended				Six Months Ended
	June 29,	July 1,			June 29,	July 1,
(millions except per share data)	2024	2023	Change		2024	2023	Change
Consolidated sales	$6,893	$8,515	(19.0)%		$13,817	$17,251	(19.9)%
Global components sales	5,032	6,683	(24.7)%		10,223	13,539	(24.5)%
Global ECS sales	1,861	1,832	1.6%		3,594	3,712	(3.2)%
Gross profit margin	12.3%	12.5%	(20)	bps	12.3%	12.6%	(30)	bps
Non-GAAP gross profit margin	12.3%	12.5%	(20)	bps	12.4%	12.6%	(20)	bps
Operating income	212	392	(45.9)%		398	814	(51.1)%
Operating income margin	3.1%	4.6%	(150)	bps	2.9%	4.7%	(180)	bps
Non-GAAP operating income	262	410	(36.2)%		513	843	(39.2)%
Non-GAAP operating income margin	3.8%	4.8%	(100)	bps	3.7%	4.9%	(120)	bps
Net income attributable to shareholders	109	237	(54.1)%		192	510	(62.3)%
Earnings per share attributable to shareholders - diluted	2.01	4.12	(51.2)%		3.53	8.74	(59.6)%
Non-GAAP net income attributable to shareholders	150	251	(40.0)%		282	524	(46.1)%
Non-GAAP earnings per share attributable to shareholders - diluted	$2.78	$4.37	(36.4)%		$5.18	$8.98	(42.3)%

Business environment and other trends:

●	During the second quarter and the first six months of 2024, the global components reportable segment continued to experience a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. These trends could continue throughout 2024 and while the duration and severity of the current downturn remain uncertain, management currently believes market conditions are improving and the downturn is stabilizing.
●	Within the company’s global ECS reportable segment, in certain periods, changes in the mix of sales of IT solutions between more on-premises solutions, versus more “as a service” and cloud-based solutions can impact the proportion of the company's revenue that is recorded on a net basis compared to a gross basis. These changes can increase or decrease sales during a period without a corresponding change in gross profit. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended				Six Months Ended
	June 29,	July 1,			June 29,	July 1,
(millions)	2024	2023		Change	2024	2023	Change
Consolidated sales, as reported	$6,893	$8,515		(19.0)%	$13,817	$17,251	(19.9)%
Impact of changes in foreign currencies	—	(52)	x		—	(43)
Consolidated sales, constant currency	$6,893	$8,462		(18.5)%	$13,817	$17,208	(19.7)%

Global components sales, as reported	$5,032	$6,683		(24.7)%	$10,223	$13,539	(24.5)%
Impact of changes in foreign currencies	—	(45)			—	(49)
Global components sales, constant currency	$5,032	$6,638		(24.2)%	$10,223	$13,490	(24.2)%

Global ECS sales, as reported	$1,861	$1,832		1.6%	$3,594	$3,712	(3.2)%
Impact of changes in foreign currencies	—	(8)			—	6
Global ECS sales, constant currency	$1,861	$1,824		2.0%	$3,594	$3,718	(3.3)%

The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended						Six Months Ended
	June 29,		July 1,				June 29,		July 1,
	2024		2023				2024		2023
(millions)	Sales	% of Sales	Sales	% of Sales	Change	x	Sales	% of Sales	Sales	% of Sales	Change
Americas components sales	$1,573	22.8%	$2,067	24.3%	(23.9)%		$3,170	22.9%	$4,300	24.9%	(26.3)%
EMEA components sales	1,439	20.9%	2,153	25.3%	(33.2)%		3,096	22.4%	4,400	25.5%	(29.6)%
Asia/Pacific components sales	2,020	29.3%	2,463	28.9%	(18.0)%		3,958	28.7%	4,839	28.1%	(18.2)%
Global components sales	$5,032	73.0%	$6,683	78.5%	(24.7)%		$10,223	74.0%	$13,539	78.5%	(24.5)%

Americas ECS sales	$964	14.0%	$1,001	11.7%	(3.6)%		$1,872	13.5%	$1,999	11.6%	(6.3)%
EMEA ECS sales	897	13.0%	831	9.8%	7.9%		1,722	12.4%	1,714	9.9%	0.5%
Global ECS sales	$1,861	27.0%	$1,832	21.5%	1.6%		$3,594	26.0%	$3,712	21.5%	(3.2)%
Consolidated sales	$6,893	100.0%	$8,515	100.0%	(19.0)%		$13,817	100.0%	$17,251	100.0%	(19.9)%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During the second quarter and the first six months of 2024, global components sales decreased compared to the year-earlier periods primarily due to the following impacts:

●	sales declines in the Americas region primarily due to decreased demand for most major verticals, particularly industrial and communications;
●	sales declines in the EMEA region primarily due to decreased demand for industrial, communications, and transportation verticals;
●	sales declines in the Asia/Pacific region primarily due to decreased demand for industrial and networking & communications verticals.

During the second quarter and the first six months of 2024, sales in the EMEA region of the global ECS business outperformed the Americas ECS region compared to the year-earlier periods primarily due to a challenging IT spending environment in the Americas region.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Profit

Following is an analysis of the company’s consolidated gross profit:

	Quarter Ended				Six Months Ended
	June 29,	July 1,			June 29,	July 1,
(millions)	2024	2023	Change		2024	2023	Change
Gross profit, as reported	$846	$1,066	(20.6)%		$1,704	$2,180	(21.8)%
Impact of wind down to inventory	2	—			12	—
Impact of changes in foreign currencies	—	(8)			—	(7)
Non-GAAP gross profit	$848	$1,058	(19.9)%		$1,716	$2,173	(21.0)%
Gross profit as a percentage of sales, as reported	12.3%	12.5%	(20)	bps	12.3%	12.6%	(30)	bps
Non-GAAP gross profit as a percentage of sales	12.3%	12.5%	(20)	bps	12.4%	12.6%	(20)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

The decrease in gross profit related primarily to declining demand and gross profit margins for the second quarter and the first six months of 2024.

●	Global components gross profit margins decreased during the second quarter and the first six months of 2024, compared with the year-earlier periods, due to product mix shifting toward lower margin products and regional mix shifting more towards the Asia/Pacific region. Global components supply chain services offerings continued to have a positive impact on gross margins.
●	Global ECS gross profit margins decreased during the second quarter of 2024, compared with the year-earlier periods, due to softer margins in the Americas region as the company works to optimize the customer mix and supplier line card to better serve the mid-market and product mix shifting towards a higher proportion of revenue recognized on a gross basis in the current year. Global ECS gross profit margins during the first six months of 2024 remained flat.

Operating Expenses

Following is an analysis of the company’s consolidated operating expenses:

	Quarter Ended				Six Months Ended
	June 29,	July 1,			June 29,	July 1,
(millions)	2024	2023	Change		2024	2023	Change
Operating expenses, as reported	$634	$674	(5.9)%		$1,306	$1,365	(4.3)%
Identifiable intangible asset amortization	(7)	(8)			(15)	(16)
Restructuring, integration, and other	(41)	(10)			(87)	(13)
Impact of changes in foreign currencies	—	(4)			—	(3)
Non-GAAP operating expenses	$586	$652	(10.0)%		$1,204	$1,334	(9.7)%
Operating expenses as a percentage of sales	9.2%	7.9%	130	bps	9.5%	7.9%	160	bps
Non-GAAP operating expenses as a percentage of sales, constant currency	8.5%	7.7%	80	bps	8.7%	7.8%	90	bps

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

The declines in operating expenses for the second quarter and the first six months of 2024, relative to the year-earlier periods, were related to lower variable costs, primarily sales incentives, in line with the decrease in sales discussed above, lower employee costs related to cost reduction initiatives, and a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables related to one customer in the ECS reportable segment. The declines were partially offset by an increase in restructuring, integration and other of $30.2 million and $74.5 million for the second quarter and first six months of 2024, respectively (see discussion below).

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(millions)	2024	2023	2024	2023
Restructuring and integration charges	$1	$7	$—	$8
Other charges	40	3	87	5
Total	$41	$10	$87	$13

The following were included in other charges:

●	charges of $22.8 million and $60.5 million for the second quarter and the first six months of 2024, respectively, related to the termination of personnel as a part of operating expense reduction initiatives not related to exit or disposal activities;
●	consulting costs of $9.1 million and $14.1 million for the second quarter and the first six months of 2024, respectively, related to ongoing cost reduction initiatives; and
●	charges of $3.2 million and $6.5 million related to early lease terminations and related asset impairments.

The company is continuing to evaluate and seek out opportunities to lower costs in order to improve profitability and reallocate resources to strategic investments. During the six months ended June 29, 2024, the company incurred $87.3 million in costs related to cost reduction initiatives and is likely to incur material costs related to these initiatives in the near term. The company cannot presently estimate the amount of these costs due to the variety of factors involved and the early stages of related projects.

Operating Income

Following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments:

	Quarter Ended				Six Months Ended
	June 29,	July 1,			June 29,	July 1,
(millions)	2024	2023	Change		2024	2023	Change
Consolidated operating income, as reported	$212	$392	(45.9)%		$398	$814	(51.1)%
Identifiable intangible asset amortization	7	8			15	16
Restructuring, integration, and other	41	10			87	13
Impact of wind down to inventory	2	—			12	—
Non-GAAP consolidated operating income	$262	$410	(36.2)%		$513	$843	(39.2)%
Consolidated operating income as a percentage of sales	3.1%	4.6%	(150)	bps	2.9%	4.7%	(180)	bps
Non-GAAP consolidated operating income as a percentage of sales	3.8%	4.8%	(100)	bps	3.7%	4.9%	(120)	bps

Global components operating income, as reported	$210	$381	(44.9)%		$436	$799	(45.5)%
Identifiable intangible asset amortization	6	7			13	13
Impact of wind down to inventory	2	—			12	—
Non-GAAP global components operating income	$218	$388	(43.8)%		$461	$812	(43.3)%
Global components operating income as a percentage of sales	4.2%	5.7%	(150)	bps	4.3%	5.9%	(160)	bps
Non-GAAP global components operating income as a percentage of sales	4.3%	5.8%	(150)	bps	4.5%	6.0%	(150)	bps

Global ECS operating income, as reported	$103	$86	19.0%		$174	$167	4.0%
Identifiable intangible asset amortization	1	1			2	2
Non-GAAP global ECS operating income	$104	$87	18.5%		$176	$170	3.7%
Global ECS operating income as a percentage of sales	5.5%	4.7%	80	bps	4.8%	4.5%	30	bps
Non-GAAP global ECS operating income as a percentage of sales	5.6%	4.8%	80	bps	4.9%	4.6%	30	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the second quarter and the first six months of 2024 relates primarily to the changes in sales, gross profit margins and operating expenses discussed above, partially offset by a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables.

The decrease in operating income as a percentage of sales in the global components reportable segment related primarily to lower sales and higher operating expenses as a percentage of sales.

The increase in operating income as a percentage of sales in the global ECS reportable segment related primarily to a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables related to one customer.

(Loss) Gain on Investments, Net

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(millions)	2024	2023	2024	2023
(Loss) gain on investments, net	$(5)	$—	$(5)	$11

(Loss) gain on investments, net is primarily related to the changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company’s investment in Marubun Corporation, refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(millions)	2024	2023	2024	2023
Interest and other financing expense, net	$(67)	$(85)	$(146)	$(164)

The decreases in interest and other financing expenses, net for the second quarter and first six months of 2024 compared to the year-earlier periods were primarily related to lower average daily borrowings on floating rate credit facilities and lower interest costs within the company’s cash pooling arrangements, partially offset by slightly higher rates on credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Effective income tax rate	21.4%	23.3%	21.2%	22.5%
Identifiable intangible asset amortization	0.1%	—%	0.2%	—%
Restructuring, integration, and other	0.8%	0.1%	1.0%	0.1%
Loss (gain) on investments, net	0.1%	—%	—%	—%
Impact of wind down to inventory	—%	—%	0.1%	—%
Impact of tax legislation changes	—%	(0.3)%	—%	(0.1)%
Non-GAAP effective income tax rate	22.4%	23.1%	22.5%	22.5%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income, among other things. The change in the effective tax rate for the second quarter and the first six months of 2024, compared to the year-earlier periods, is primarily due to the changes in the mix of tax jurisdictions where taxable income is generated, taxation of stock-based compensation, tax law changes, and utilization of tax credits in certain jurisdictions.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
(millions)	2024	2023	2024	2023
Net income attributable to shareholders, as reported	$109	$237	$192	$510
Identifiable intangible asset amortization*	7	8	15	16
Restructuring, integration, and other	41	10	87	13
Loss (gain) on investments, net	5	—	5	(11)
Impact of wind down to inventory	2	—	12	—
Loss on extinguishment of debt	2	—	2	—
Tax effect of adjustments above	(14)	(4)	(30)	(5)
Impact of tax legislation changes	—	1	—	1
Non-GAAP net income attributable to shareholders	$150	$251	$282	$524

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The decrease in net income attributable to shareholders in the second quarter and the first six months of 2024 compared to the year-earlier periods, relates primarily to changes in sales and gross margins as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at over $2.6 billion in addition to $213.0 million of cash on hand at June 29, 2024. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	June 29,	December 31,
(millions)	2024	2023	Change
Working capital	$6,770	$7,355	$(585)
Cash and cash equivalents	213	218	(5)
Short-term debt	861	1,654	(793)
Long-term debt	2,479	2,154	325

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first six months of 2024, was primarily attributable to decreases in inventory.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, increased to 24.6% for the second quarter of 2024, compared to 22.0% in the year-earlier period. The increase was primarily due to lower sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At June 29, 2024 and December 31, 2023, the company had cash and cash equivalents of $213.0 million and $218.1 million, respectively, of which $152.5 million and $160.0 million, respectively, were held outside the United States.

The company has $5.3 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.1 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of June 29, 2024.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities by category:

		Outstanding Borrowings
	Borrowing	June 29,	December 31,
(millions)	Capacity	2024	2023
North American asset securitization program	$1,500	$860	$198
Revolving credit facility	2,000	—	—
Commercial paper program (a)	1,200	—	1,122
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Six Months Ended		Effective Interest Rate
	June 29,	July 1,	June 29,	July 1,
(millions)	2024	2023	2024	2023
North American asset securitization program	$658	$1,239	5.84%	5.64%
Revolving credit facility	4	256	6.43%	6.09%
Commercial paper program	610	691	5.83%	5.78%
Uncommitted lines of credit	282	77	5.82%	5.62%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first six months of 2024 and 2023, the average daily balance outstanding under the EMEA asset securitization program was $428.2 million and $644.8 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

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

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Six Months Ended
	June 29,	July 1,
(millions)	2024	2023	Change
Net cash provided by operating activities	$723	$97	$626
Net cash used for investing activities	(45)	(26)	(19)
Net cash used for financing activities	(635)	(58)	(577)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first six months of 2024 and 2023 was $723.4 million and $97.0 million, respectively. The change in cash provided by operating activities during 2024, compared to the year-earlier period, related primarily to the company’s historical counter-cyclical cash flow as the company generates cash flow in periods of lower demand due to reduced investments in working capital.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2024 and 2023 was $45.2 million and $26.1 million, respectively.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $634.9 million during the first six months of 2024 compared to $58.1 million used for financing activities in the year-earlier period. The change in cash used for financing activities related primarily to a decrease in short-term and other borrowings partially offset by higher proceeds from long-term bank borrowings and lower share repurchases.

Capital Expenditures

Capital expenditures for the second quarter of 2024 and 2023 were $51.6 million and $37.1 million, respectively. The company expects capital expenditures to be approximately $100.0 million for the fiscal year 2024.

Share-Repurchase Program

The company repurchased 1.2 million shares of its common stock for $150.0 million and 4.2 million shares of its common stock for $500.9 million in the first six months of 2024 and 2023, respectively, under its share-repurchase program, excluding excise taxes. During the first six months of 2024, the company accrued $1.1 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share-repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. As of June 29, 2024, approximately $425.0 million remained available for repurchase under the share-repurchase program. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

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

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company’s short-term and long-term debt obligations. Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to Consolidated Financial Statements for further discussion on hedging activities. As of June 29, 2024, there were no other material changes to the contractual obligations of the company.

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

There have been no significant changes to the company’s critical accounting estimates during the six months ended June 29, 2024. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 29, 2024, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 29, 2024 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) were effective as of June 29, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended June 29, 2024:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
March 31 through April 27, 2024	—	$—	—	$475,410
April 28 through May 25, 2024	—	—	—	475,410
May 26 through June 29, 2024	378,922	131.95	378,922	425,032
Total	378,922		378,922
(a)	Average price paid per share excludes 1% excise tax on stock repurchases.
(b)	The company’s share-repurchase program does not have an expiration date. As of June 29, 2024, the total authorized dollar value of shares available for repurchase was $1.6 billion of which $1.2 billion has been utilized, and the $425.0 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended June 29, 2024, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

4(a)

First Supplemental Indenture, dated as of April 10, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated April 10, 2024, Commission file no. 1-4482).

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

ARROW ELECTRONICS, INC.

Date:	August 1, 2024	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Yun Cho
Yun Cho
Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)