Form 10-K
period 2024-12-31
ARROW ELECTRONICS, INC.
filed 2025-02-11
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,372,985,825.

There were 52,172,303 shares of Common Stock outstanding as of February 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant’s 2025 Annual Meeting of Shareholders, is incorporated by reference in Part III to the extent described therein. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of December 31, 2024.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
ASU	Accounting Standard Update
CIO	Chief Information Officer
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation Committee of the company's Board of Directors
CSO	Chief Security Officer
CTA	Foreign Currency Translation Adjustment
EAR	U.S. Export Administration Regulations
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
EMS	Electronics Manufacturing Services
FASB	Financial Accounting Standards Board
FDII	Foreign-Derived Intangible Income
GAAP	Generally Accepted Accounting Principles
GILTI	Global Intangible Low-Taxed Income
IP&E	Interconnect, Passive and Electromechanical
IRS	Internal Revenue Service
ISOs	Incentive Stock Options
IT	Information Technology
MSPs	Managed Service Providers
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
OEMs	Original Equipment Manufacturers
OFAC	Office of Foreign Assets Controls
Omnibus Plan	Arrow Electronics, Inc. 2004 Omnibus Incentive Plan
S&P 400 MidCap Stock Index	Standard & Poor’s MidCap 400 Index
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.Business.

Arrow Electronics, Inc. (the “company” or “Arrow”) sources and engineers technology for thousands of leading manufacturers, service providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. Coupled with a range of services, solutions, and software, the company helps industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946.

Arrow’s diverse worldwide customer base consists of OEMs, VARs, MSPs, EMS providers, and other commercial customers. These customers include manufacturers of products serving industries including industrial, automotive and transportation, telecommunications, and consumer electronics, among others.

The company has two reportable segments, global components and global ECS. The company distributes electronic components to OEMs and EMS providers through its global components reportable segment and provides enterprise computing solutions to VARs and MSPs through its global ECS reportable segment. The company maintains over 140 sales facilities and 36 distribution and value-added centers, serving over 85 countries. For 2024, approximately 72% of the company’s sales were from the global components reportable segment, and approximately 28% of the company’s sales were from the global ECS reportable segment. The financial information about the company’s reportable segments and geographic operations is found in Note 16 to the consolidated financial statements.

The company has operations in each of the three largest electronics markets; the Americas; the EMEA; and the Asia/Pacific regions. Arrow’s business strategy is to be the premier, technology-centric, go-to-market and supply chain services company. The company’s portfolio is designed to enable technology across major industries and markets including industrial automation, edge and cloud computing, smart and connected devices, and transportation to deliver new technologies. Arrow aggregates disparate sources of electronics components, infrastructure software, and IT hardware to engineer complete solutions for customers on behalf of its suppliers. The company aims to help enable secure and consistent supply chains, and drive growth on behalf of its suppliers.

The company’s long term financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, generate earnings per share growth in excess of competitors’ earnings per share growth and market expectations, allocate and deploy capital effectively so that return on invested capital exceeds the company’s cost of capital, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach. The company is also committed to improving operational efficiency.

Global Components

The company’s global components reportable segment markets and distributes electronic components enabled by a comprehensive range of value-added capabilities and services. The company utilizes its vast marketing, integration and global logistics footprint to provide customers with the ability to deliver the latest semiconductor and IP&E technologies to the market. Along with the help of value-added services and capabilities, such as new product component integration, also known as, demand creation, design engineering services, and supply chain management, the company offers the convenience of accessing, from a single source, multiple technologies and products from its suppliers with rapid or scheduled deliveries. Most of the company’s customers require delivery of their orders on schedules or volumes that are generally not available directly from manufacturers.

Demand creation efforts are intended to promote the future sale of suppliers’ products through registered engineered designs and schematics showing the use of suppliers’ components in the company’s customers’ future products. Providing these services, primarily through the efforts of field application engineers, generally leads to longer and more profitable relationships that benefit the company as well as the company’s suppliers and customers. In addition to demand creation, the company utilizes its sizable engineering resources to engage with customers in a variety of design engineering services, including software development, product design and integrated circuit design.

Integration services are designed to provide a full suite of product lifecycle solutions for our customers. Services include design engineering from prototyping to volume production readiness, worldwide logistics and fulfillment capabilities, and scalable manufacturing and customer support.

Supply chain service offerings include procurement, logistics, warehousing, financial management, and insights from data analytics. Arrow provides logistics support and process and systems expertise to improve customer’s supply chain execution, visibility, resilience, and optimization. The company’s supply chain services are intended to serve customers’ direct supply chain and provide fee-based revenue opportunities, targeting the most complex electronics supply chains in the world.

Within the global components reportable segment for 2024, sales of approximately 76% consist of semiconductor products and related services; approximately 16% consist of IP&E products, such as capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 5% consist of computing and memory; and approximately 3% consist of other products and services.

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

Global ECS further supports customers by enabling their software and cloud solutions businesses through ArrowSphere, a software and cloud marketplace and management platform. ArrowSphere can help VARs and MSPs to manage, differentiate, and scale their as-a-service businesses. It can simplify the operational complexity of delivering hybrid multi-cloud solutions while providing the business intelligence that IT solution providers need to drive growth. By making software and cloud-based solutions available through ArrowSphere, suppliers can benefit from greater subscription adoption, consumption, and utilization.

Within the global ECS reportable segment for 2024, sales of approximately 26% consist of storage, 20% consist of software applications, 18% consist of security, 16% consist of compute, 6% consist of data intelligence, 6% consist of networking, and 8% consist of other products and services.

Customers and Suppliers

The company and its affiliates serve thousands of industrial and commercial customers. Industrial customers range from major OEMs and EMS providers to small engineering and manufacturing firms, while commercial customers primarily include VARs, MSPs, and OEMs. No single customer accounted for more than 2% of the company’s 2024 consolidated sales. The company’s sales teams focus on an extensive portfolio of products and services to support customers’ material management and production needs, including connecting customers to the company’s field application engineers that provide technical support and serve as a gateway to the company’s supplier partners. The company’s sales representatives provide end-to-end product offerings and solutions with an emphasis on helping customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

No single supplier accounted for more than 8% of the company’s consolidated sales in 2024. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company’s business, such as the company’s global ECS reportable segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers, MSPs, and VARs. Most of the company’s purchases from suppliers are pursuant to distributor agreements, which are typically non-exclusive and cancellable by either party at any time or on short notice.

Distribution Agreements

Certain agreements with suppliers protect the company against the potential write-down of inventories due to technological change or suppliers’ price reductions. These contractual provisions typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in suppliers’ list prices. As of December 31, 2024, this type of arrangement covered approximately 56% of the company’s consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the supplier, for credit, a defined portion of those inventory items purchased within a designated period of time.

A supplier electing to terminate a distribution agreement may be required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2024, this type of repurchase arrangement covered approximately 60% of the company’s consolidated inventories.

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

Government Regulation

The company is subject to, and endeavors to comply with, various government regulations in the United States and various foreign jurisdictions in which it operates. These regulations cover several diverse areas including trade compliance, antitrust, anti-bribery, anti-corruption, money laundering, securities, environmental, labor and employment, and data and privacy protection. Regulatory or government authorities where the company operates may have enforcement powers that can subject the company to legal penalties or other measures and can impose changes or conditions in the way it conducts business. For example, local authorities may disagree with how the company classifies its products for trade and taxation purposes, and the company may be required to change its classifications, which could increase the company’s operating costs or subject it to increased taxes or fines and penalties. Increased government scrutiny of the company’s actions or enforcement could materially and adversely affect its business or damage its reputation. In addition, the company may conduct, or it may be required to conduct, internal investigations or face audits or investigations by one or more domestic or foreign governments or regulatory agencies, which could be costly and time-consuming, and could damage the company’s reputation or could divert management and key personnel from the company’s business operations.

Additional information relating to environmental liabilities is set forth under the heading “Environmental Matters” in Note 15, “Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 10-K and is incorporated herein by reference.

For further discussion of the matters discussed above related to government regulations and environmental liabilities refer to “Risk Factors” in Part I, Item 1A.

Human Capital

Arrow’s business strategy is to be the premier, technology-centric, go-to-market and supply chain services company. The company’s talent strategy powers that business strategy through its people. The company’s talent ecosystem spans 52 countries, with the strategic vision of excelling in the business to drive more scale, extending the company’s value, and winning in the market with the strength of its people and culture.

The company believes its deep capabilities and broad services are made possible by a broad group of professionals who understand its customers’ problems from numerous perspectives and curate forward-looking, comprehensive solutions. The company believes its employees’ varied backgrounds, talents, experiences, and perspectives frame how its global network of engineers, suppliers, and manufacturers work together, and enhance value for customers.

The company’s business results depend in part on its ability to successfully manage human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect the company’s ability to attract and retain qualified employees include employee morale, its reputation, competition from other employers, and availability of qualified individuals.

The company and its affiliates employed approximately 21,520 employees worldwide as of December 31, 2024. The following table shows the company’s approximate headcount by region:

	Americas	EMEA	Asia/Pacific
Headcount	5,850	7,850	7,820

Talent Acquisition, Development, and Retention

The company has long-standing goals for fostering belonging across the organization and strives to provide all employees with equal opportunities at all levels of the organization. Efforts towards fostering a robust talent pipeline and supporting employee career opportunities are reflected in the company’s talent strategy through (a) internal talent development programs and retention initiatives that advance career opportunity for all employees, (b) hiring from a wide range of sources in support of a talent pool with a broad set of experiences and skills, and (c) training programs designed to emphasize principles that align to the company’s business strategy.

The company believes in work that elevates career opportunities for employees and views its employees as career investors. Employees bring their unique talents, experiences, and perspectives to the organization through their daily work. The company is committed to helping employees receive a return on their investment, in the form of compounding knowledge, skills, abilities, and earnings opportunity as their careers grow within the company. Through early career talent programs focused on recent college graduates, Arrow grows employee capability from the ground up. The company supports development for the global workforce through targeted curricula and tools focused on building skills and capabilities at each career stage. Arrow also offers a suite of enterprise leadership training and development programs. These programs create value by growing employee capability, which in turn facilitates business growth and career growth opportunities. For example, over 70% of open manager-level and above positions were filled internally during 2024 and 2023.

The company believes in rewards that improve performance outcomes and endorses a pay-for-performance philosophy via performance differentiation and rewarding employees through compensation and benefits. The company believes its compensation and benefits programs are aligned with the local external market to attract, grow, and retain talent. The company’s commitment to rewarding employees fairly based on professional performance, skills, experience, external market data, and pay relative to other similarly situated employees enables us to maximize employees’ return on their career investment. The company reviews its compensation and benefits programs and practices regularly to ensure they remain fair and competitive.

Expanded Human Capital Disclosure

Additional human capital information is included in the company’s reporting on its corporate stewardship and impact, which is available on the Arrow.com website. Information contained in the company’s corporate stewardship and impact report, and website, is not deemed part of, or incorporated by reference into, this Annual Report on Form 10‑K.

Available Information

The company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other documents with the SEC under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company’s SEC filings are available to the public on the SEC’s website at www.sec.gov.

A copy of any of the company’s filings with the SEC, or any of the agreements or other documents that constitute exhibits to those filings, can be obtained by request directed to the company at the following address and telephone number:

Arrow Electronics, Inc.

9151 East Panorama Circle

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

Information about the Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 11, 2025:

Name	Age	Position
Sean J. Kerins	62	President, Chief Executive Officer
Rajesh K. Agrawal	59	Senior Vice President, Chief Financial Officer
Carine L. Jean-Claude	57	Senior Vice President, Chief Legal Officer and Secretary
Richard J. Marano	60	President, Global Components
Eric C. Nowak	61	President, Global Enterprise Computing Solutions
Gretchen K. Zech	55	Senior Vice President, Chief Governance, Sustainability, and Human Resources Officer

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

Eric C. Nowak was appointed President, Global Enterprise Computing Solutions in April 2024. Prior thereto, he served as President, EMEA Enterprise Computing Solutions for more than five years.

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

Business Risks

The company’s revenues originate primarily from the sales of semiconductor, IP&E, and IT hardware and software products, the sales of which are traditionally cyclical and may be impacted by shortages and other disruptions in the global supply chain.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 53%, 60%, and 60%, of the company’s consolidated sales in 2024, 2023, and 2022, respectively. The sale of the company’s IP&E products closely tracks the semiconductor market.

Accordingly, the company’s revenues and profitability, particularly in its global components reportable segment, may be, and have been, adversely affected by weakness in the semiconductor market. During 2023, the company’s global components reportable segment entered a cyclical downturn characterized by declining sales due to elevated customer inventory levels, which were largely a result of the normalization of shortages in electronic components markets towards the end of 2022. This downturn continued throughout 2024, and its duration and severity, and the related adverse impacts on the company’s results of operations, remain uncertain and difficult to predict. Additionally, economic weakness could cause a decline in spending in information technology, which could reduce demand for semiconductor-related products and services, thereby negatively impacting the company’s ECS reportable segment.

The current cyclical downturn in semiconductor markets and the technology industry has adversely impacted the company’s business and financial results throughout 2024, and a further prolongation or worsening of such conditions in the future could have a material adverse effect on the company’s business, profitability, and, consequently, stock price.

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

A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancellable at any time or on short notice (generally 30 to 90 days). Some of the company’s businesses rely on a limited number of suppliers to provide a high percentage of their revenues. For example, sales of products from one of the company’s suppliers accounted for approximately 8% of the company’s consolidated sales in 2024. To the extent that the company’s significant suppliers reduce the number of products they sell through distribution or cease selling their products through distribution entirely, experience disruptions in their supply chains, cease to continue doing business with the company, or are unable to continue to meet or significantly alter their obligations, the company’s business could be materially adversely affected. In addition, to the extent the company’s suppliers modify the terms of their contracts to the detriment of the company, limit supplies due to capacity constraints or other factors, or cancel such contracts or exercise remedies thereunder due to the company’s breach of contract terms, there could be a material adverse effect on the company’s business. Further, the supplier landscape has continued to experience a consolidation, which could negatively impact the company if the surviving, consolidated suppliers decide to exclude the company from their supply chains, and which could expose the company to increased pricing and dependence on a smaller number of suppliers, among other risks. Increasing consolidation in the industries where the company’s suppliers operate may occur as companies combine to achieve further economies of scale and other synergies, which could result in reduced supplies, as companies seek to eliminate duplicative product lines and services, and increased prices, which could have a material adverse effect on the company’s business.

The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company’s business.

The company competes for both customers and suppliers in a highly competitive international environment against other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. Such robust competition broadly, and within each market sector and geography, creates pricing and margin pressure and continuous demand for the company to improve service and product offerings. Additionally, some of the company’s competitors may have more extensive customer and/or supplier bases than the company in one or more of its market sectors. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to changing customer needs, quality and depth of product lines and training, and increasing demand for customer service and support. The company also faces competition from its own suppliers and from companies in the logistics and product fulfillment, catalog distribution, e-commerce, design services, and supply chain services markets. Reduced pricing power and reduced margins, as well as a failure to adequately address evolving customer demand and otherwise respond to these competitive factors, could adversely impact the company’s results of operations.

As the company continues to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors, making it difficult to retain or increase its market share. Further, supplier consolidation may result in suppliers with greater scale, market presence, and purchasing power. As a result, distributors such as the company may experience difficulty maintaining favorable pricing and margins and experience related adverse impacts on operating results.

Declines in value of the company’s inventory, or pre-paid IT Solutions, could materially adversely affect its business.

The market for the company’s products and services is subject to rapid technological changes, evolving industry standards, changes in end-market demand, evolving customer expectations and demands, oversupply of product, and regulatory requirements, which can contribute to the decline in value or the obsolescence of the company’s inventory. Although many of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that (i) such protections will fully compensate it for the loss in value, (ii) the suppliers will choose to, or be able to, honor such agreements, or (iii) the company will be able to continue to secure such protections in the future. For example, many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of products the company purchased in a particular time frame. Therefore, the company is not fully protected from a decline in the value of the company’s inventory, and such decline could have a material adverse effect on the company’s business.

The company, within its ECS reportable segment, has multi-year distribution agreements under which it has non-cancellable payment obligations through 2030, giving the company the right to sell a broad set of IT solutions. If the company is unable to sell sufficient IT solutions under these agreements to cover our purchase obligations, it could have a material adverse effect on the company’s business.

The company’s lack of long-term sales contracts may have a material adverse effect on its business.

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions over which the company has little or no control, both specific to each customer or generally affecting each customer’s industry or the broader market, may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection, or default on their payments owed to the company. Significant or numerous cancellations, reductions, or delays in orders by customers, loss of customers, changes in pricing and sourcing, and/or customer defaults on payments could materially adversely affect the company’s business.

If the company is unable to implement its Operating Expense Efficiency Plan effectively, it could materially adversely impact financial results.

In 2024, the company began a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or the “Plan”) designed to improve operational efficiency through various measures. Refer to Note 9 of the Notes to the Consolidated Financial Statements for discussion of the “Operating Expense Efficiency Plan.”

The Operating Expense Efficiency Plan could adversely impact the company due to any of the following: a decrease in employee morale; difficulty hiring qualified employees in other regions; current cost-effective regions becoming more expensive; inefficiency due to geographic segmentation of employees and operations; disruptions in operations; unanticipated delays encountered in finalizing the scope of, and implementing, the restructuring; failure to achieve targeted cost savings; failure to meet operational targets and customer requirements; failure to manage supplier relationships; and failure to maintain adequate internal control over financial reporting. These risks are further complicated by the company’s extensive international operations, which subject the company to different legal and regulatory requirements that govern the extent and speed of the company’s ability to reduce or consolidate its operations and workforce. See also “The company’s success depends upon its ability to attract, retain, motivate, and develop key executive and employee talent and the strategies they develop and implement”.

The company’s non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2024, 2023, and 2022, approximately 65%, 66%, and 65%, respectively, of the company’s sales came from its operations outside the United States. As a result of the significant extent of the company’s international business and operations, the company is subject to a variety of risks, including the following:

•	import and export regulations that could erode profit margins or restrict exports;
•	the burden and cost of compliance with international laws, regulations, treaties, and technical standards, including, without limitation, with respect to tax;
•	potential restrictions on transfers of funds;
•	trade protection measures, import and export tariffs and other restrictions, duties, and value-added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations;
•	foreign laws that potentially discriminate against or disfavor companies headquartered outside the relevant jurisdiction;
•	stringent antitrust regulations in local jurisdictions;
•	volatility associated with sovereign debt of certain international economies;
•	various jurisdictions’ environmental protection laws and regulations, including those related to climate change and sustainability disclosures;
•	non-compliance with local laws;
•	potential social unrest, military conflicts, government shutdowns and disruptions, and other geopolitical risks and uncertainties; and
•	currency fluctuations.

See also “The company is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, anti-bribery laws, and anti-money laundering laws and regulations, as well as tariffs and trade protectionism. In the event of non-compliance, the company can face serious consequences, which can harm its business.” Refer to “Foreign Currency Exchange Risk” in Item 7.A Quantitative and Qualitative Disclosures About Market Risk for a further discussion of the company’s description of the impacts of foreign currency exchange rates on the company’s results and projections.

Changes in the company’s global mix of earnings, tax laws, and regulations could cause fluctuations in the company’s effective tax rate and adversely impact financial results.

The company’s effective tax rate may be adversely affected by fluctuations in the geographic distribution of earnings, which may subject earnings to different or multiple statutory tax rates. Shifts in the business environment or changes in tax laws and regulations in each jurisdiction in which the company operates may also adversely affect the company’s effective tax rate. For further details on the company’s deferred tax assets and liabilities and uncertain tax positions, refer to Note 1 of the Notes to the Consolidated Financial Statements.

In recent years, numerous domestic and international tax proposals have been issued and enacted which have increased the tax burden on large multinational companies. For example, the OECD has advanced new tax proposals affecting international taxation, including the establishment of a global minimum tax of 15%, which many countries are either considering implementing or have already implemented. Any new tax legislation could impact the company’s tax obligations in the countries where it operates, leading to increased taxation of its international earnings.

Moreover, changes to U.S. or foreign tax laws could have broader implications, including indirect effects on the economy, currency markets, inflation, or competitive dynamics, which are difficult to predict and may negatively impact the company. Such tax developments could further increase uncertainty and have a material adverse impact on the company’s cash flows, effective tax rate, and financial results.

The company is regularly audited by U.S. and foreign tax authorities. Although the company provisions for income taxes and tax estimates, the final resolution of these audits may differ, in some cases materially, from the estimates reflected in the company's financial results. Additionally, economic and political pressures to increase tax revenue by various jurisdictions may make resolving tax disputes more challenging than in the past.

Acquisitions, divestitures, or joint ventures may cause the company to experience operating difficulties and other consequences that may negatively impact the company’s business, financial condition, and operating results, and the company may not be able to successfully consummate favorable transactions or integrate acquired businesses.

From time to time, the company has, and may continue to evaluate potential acquisitions, divestitures, joint ventures, or other strategic transactions that could further the company’s strategic objectives. As part of the company’s history and growth strategy, it has acquired other businesses and continues to evaluate strategic opportunities to acquire additional businesses from time to time. The company has also in the past, and may in the future, divest or reduce its investment in certain businesses and product lines. Acquisitions and divestitures involve numerous risks, including:

•	effectively combining the acquired operations, technologies, or products;
•	unanticipated costs or assumed or retained liabilities, including, but not limited to, those associated with combining and integrating operations, technologies, and facilities;
•	costs associated with regulatory actions or investigations;
•	difficulty identifying potential acquirers or other divestiture options on favorable terms;
•	the inability to retain and obtain required regulatory approvals, licenses, and permits;
•	delayed completion due to local consultation laws;
•	not realizing the anticipated financial benefit from the acquired companies;
•	in the event the acquisition is funded with proceeds of indebtedness, increased interest costs;
•	diversion of management’s attention;
•	negative effects on existing customer and supplier relationships;
•	disruption due to the integration and rationalization of operations, products, technologies, and personnel;
•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, data privacy and security issues, violations of laws, commercial disputes, tax liabilities, environmental issues and remediation expenditures, and other known and unknown liabilities;
•	change in the company’s effective tax rate;
•	difficulty separating assets or businesses (or portions thereof) from the company’s other businesses;
•	decrease in margins, loss of revenue, operating income, or disruption to customer relationships as a result of a divestiture;

•	litigation or other claims in connection with an acquired company or a divestiture, including claims from terminated employees, customers, current or former equity holders, or other third parties;
•	significant costs associated with exit or disposal activities or related impairment charges; and
•	potential loss of key employees of the company or acquired companies.

If the company is not able to successfully manage any of these risks in relation to future acquisitions or divestitures, it could have a material adverse effect on the company’s business.

If the company fails to adequately invest successfully in and introduce digital, artificial intelligence (“AI”), and other technological developments, or its suppliers are not able to continue to offer competitive components and electronic computing solutions, it could materially adversely impact results.

The company’s industry is subject to rapid and significant technological changes, and the company’s ability to meet its customers’ needs and expectations is key to the company’s ability to grow sales and earnings. The company’s customers and suppliers increasingly expect the company’s platforms to include digital technologies to facilitate distribution of components and electronic computing solutions over time. For example, the ability of customers to access their accounts, place orders, and otherwise interface with the company using digital technology is an important aspect of the distribution industry, and distribution companies are rapidly introducing new digital and other technology-driven products and services that aim to offer a better customer experience and reduce costs. If the company is unable to maintain and enhance its digital platforms, cloud platforms, and artificial intelligence related tools to keep pace with competitors and align with evolving customer and supplier expectations and demands, it could adversely impact the company’s sales revenues and ability to retain existing, and attract new, customers. Additionally, the company has made, and may continue to make, acquisitions of, or investments in new services or technologies to expand its current service offerings and product lines, which may involve risks that may differ from those traditionally associated with the company’s core distribution business.  See also “Acquisitions, divestitures, or joint ventures may cause the company to experience operating difficulties and other consequences that may negatively impact the company’s business, financial condition, and operating results, and the company may not be able to successfully consummate favorable transactions or integrate acquired businesses”.

The company’s sales are also partially dependent on continued innovations in components and electronic computing solutions by its suppliers, the competitiveness of its suppliers’ offerings, and the company’s ability to partner with new and emerging technology providers. The company may have difficulty offering customers components, services, and solutions that anticipate and respond to rapid and continuing changes in technology and which meet their evolving demands. See also “The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company’s business”.

Operational Risks

The company’s success depends upon its ability to attract, retain, motivate, and develop key executive and employee talent and the strategies they develop and implement.

Any failure to attract, retain, motivate, and develop key executive and employee talent may materially and adversely affect the company’s business.

The company’s success depends, to a significant extent, on the capability, expertise, and continued service of its key executives and employees. The company relies on the expertise and experience of certain key executives and employees in developing business strategies, managing business operations, and cultivating new and maintaining existing relationships with customers and suppliers. If the company were to lose any of its key executives or employees, it may not be able to find a suitable replacement with comparable knowledge and experience in a timely manner, or if at all, at a similar level of remuneration and other benefits.

The company relies on its employee workforce to execute the business strategy, service customers and suppliers, and perform daily operations. The company’s Operating Expense Efficiency Plan involves the reduction of the company’s employee workforce and may adversely affect the company’s internal programs and initiatives as well as the company’s ability to attract, recruit and retain skilled and motivated personnel. The Operating Expense Efficiency Plan may also be distracting to employees and may negatively impact the company’s business operations, reputation, or ability to serve customers. Relatedly, the company also faces risks of mismanaging employee relations and terminations and becoming subject to legal claims as a result.

Additionally, management transitions, such as the company’s transitions in 2024 to a new president of global ECS and new chief strategy officer, may create uncertainty, divert resources and management attention, or impact public or market perception, any of which could negatively impact the company's ability to operate effectively or execute its strategies and result in an adverse impact on its business. Further, new executives may have different backgrounds, experiences, and perspectives from those individuals who previously served in these roles and thus may have different views on the issues that will determine the company’s future, potentially resulting in employee, customer, and supplier uncertainty.

Restrictions on immigration or changes in immigration laws could have adverse impacts on macroeconomic conditions, limit the company’s access to qualified and skilled professionals, increase the cost of doing business, delay international business travel, or otherwise disrupt operations.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company’s business.

The company relies on its information systems to support daily operations and generate timely, accurate, and reliable financial and operational data. The company’s current global operations reside on multiple technology platforms, some of which are currently undergoing projects intended to streamline or optimize these platforms. The size and complexity of the company’s information systems make them vulnerable to breakdown, defective software updates from the company’s information-technology vendors, failure to keep software updated and current, and ransomware attacks. Failure to properly or adequately address such issues could impact the company’s ability to perform necessary business operations, which could materially adversely affect the company’s business.

Technologies used in or integrated into the company’s operations, such as cloud-based services, artificial intelligence, and automation, may cause an adverse shift in the way the company’s existing business operations are conducted. In addition, AI algorithms may be flawed. Datasets used to train the models which support the company’s AI offerings or internal use may be insufficient or contain biased information or lead to unexpected or unintended outcomes, which could erode trust in the company’s AI systems and subject the company to competitive harm, regulatory action, and legal liability.

Cybersecurity and Privacy Risk

Cybersecurity incidents may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

The company’s information technology systems could be subject to significant cyber security and privacy incidents, including, but not limited to, invasion, malicious intrusion, inducement (fraudulent or otherwise) by third parties to obtain information from employees, customers, or suppliers; cyber-attacks; ransom demands; or cybersecurity breaches caused by third parties as well as employees and others with authorized access; social engineering; nation-state attacks; exploitation of unpatched or unmanaged vulnerabilities; destruction or other misuse of data that could harm the company, operations, or the company’s competitive position. The company and its service providers have been, and continue to be, the subject of cyber-attacks. While cybersecurity incidents have not caused any material interruption to the company’s business, strategy, results of operations, or financial condition, there can be no assurance that such incidents will not have a material adverse impact on the company in the future.

Any such incident, whether successful or unsuccessful, could result in, without limitation, disruption to the company’s operations; loss or compromise of, or damage to, the company’s or any of its customers’ or suppliers’ data, confidential information; significant legal, regulatory, and financial exposure; damage to the company’s reputation; significant costs related to rebuilding internal systems, managing company brand and reputation, litigation, fines, damages, responding to regulatory inquiries, and taking other remedial steps; loss of competitive advantage; and a loss of confidence in the security of the company’s information technology systems, any of which could have an adverse impact on the company’s business, including by impairing the company’s ability to sell its products and services. Because the techniques used to cause these incidents and gain unauthorized access to, disable, or sabotage the company’s information technology systems and data stored on those systems change frequently and often are not recognized until launched, the company may be unable to anticipate them or to implement adequate preventive or protective measures to guard against them. Further, third parties, such as hosted solution providers, are a source of risk because they could be subject to the same or other similar types of incidents, for example in the event of a failure of their own systems and infrastructure or if they experience their own privacy or security event, which could create risks similar to those described above. These third parties could include organizations in the company’s supply chain, which if subject to an incident, could adversely impact the company’s ability to service its customers and suppliers.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject the company to substantial negative financial consequences and civil or criminal penalties.

Global privacy legislation, enforcement, and policy activity are also rapidly expanding and creating a complex compliance environment. The company’s actual or perceived failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in damage to the company’s reputation as well as proceedings against the company by governmental entities or others, which could have a material adverse effect on its business.

Regulatory and Legal Risks

Products sold or designed by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.

As a distributor, the company sells its components or services at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in such claims. Further, the company’s ability to avoid such liabilities pursuant to defective product provisions in its supplier agreements may be limited as a result of differing factors, such as the inability to exclude such damages due to third party contractual provisions or the laws of some of the countries where the company does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company if it is required to pay for the associated damages. The company’s product liability insurance is limited in coverage and amount and may not be sufficient to cover all possible claims. Further, when relying on contractual liability exclusions, the company could lose customers if their claims are not addressed to their satisfaction.

In the company’s rendering of integration services, the company may be exposed to increased risks associated with product defects. Defects arising from integration services could lead to product liability claims, recalls, fines, and penalties. These risks are particularly pronounced in applications for aerospace, automotive, and medical products, where product failures could result in serious harm to end users. Any such adverse events could affect our financial condition, operating results, and reputation.

The company is subject to laws and regulations that could have a negative impact on our business, including, without limitation, U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, anti-bribery laws, and anti-money laundering laws and regulations, as well as tariffs and trade protectionism. In the event of non-compliance, the company can face serious consequences, which can harm its business.

The company is subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations, including the U.S. EAR, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s OFAC. Products the company sells which are either manufactured in the United States or based on U.S. technology (“U.S. Products”) are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Licenses or proper license exemptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, and other countries in which the company operates. The company may not be able to effectively monitor the activities of all of its employees involved in regulated export or shipment activities, which may lead to the company’s failure to prevent violations of such regulations.

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

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other national and sub-national anti-bribery and anti-money laundering laws in the countries in which it conducts business. Anti-corruption laws have been enforced aggressively in recent years and are interpreted broadly. The company can be held liable under these laws for the corrupt or other illegal activities of its employees, agents, contractors, counterparties, and third parties it engages to provide services, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

The company’s global business also could be negatively affected by trade barriers, such as tariffs, and other governmental protectionist measures, which may decrease demand for the company’s products. Such measures can be imposed suddenly and unpredictably and may increase the prices of many of the products that the company purchases from its suppliers. Tariffs and other protectionist measures, and the additional operational costs incurred in minimizing the number of products subject to them, could adversely affect the operating profits for certain of the company’s businesses and customer demand for certain products, which could have an adverse effect on its business and results of operations.

In the event that the company pays tariffs for products it imports from China, which are then re-exported to other locations outside of the United States, the company may be eligible for refunds of certain tariffs. In order to qualify for these tariff drawbacks, the company must provide data and documentation to the U.S. government that it must obtain from third-party sources, such as its suppliers. There is no guarantee the company will be able to obtain this additional data and documentation from those other sources, which could result in the U.S. government rejecting the drawback requests. There have been, and there could be, additional administrative costs in furtherance of these efforts.

The company is subject to environmental laws and regulations, and may be impacted by climate change, in ways that could materially adversely affect its business.

A number of jurisdictions in which the company’s products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of products sold by the company and impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that (i) may be less readily salable or (ii) the company may need to write off.

Certain environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Under these laws and regulations, the company may be responsible for investigating, removing, or otherwise remediating hazardous substances released at properties or facilities it owns or operates, regardless of when such substances were released. For example, the company is currently obligated to perform environmental remediation on two sites that it obtained as part of an acquisition transaction (refer to Note 15 of the Notes to the Consolidated Financial Statements). The presence of environmental contamination at any of the company’s locations could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing regulations are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

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

The company is subject to a variety of claims, investigations and litigation that could adversely affect the company’s results of operations and harm the company’s reputation, including intellectual property rights claims.

The company has in the past and may in the future be subject to claims, investigations, regulatory proceedings, and lawsuits in and outside the ordinary course of business, including related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights, securities and shareholder litigation, and litigation related to employee matters and commercial disputes. Such matters are unpredictable. Managing, defending, and responding to claims, investigations, and lawsuits may divert management’s attention, damage the company’s reputation, and cause the company to incur significant expenses, even if there is no evidence that the company is at fault. In addition, the company may be required to pay damage awards, penalties, fines, or settlements, or become subject to injunctions or other equitable remedies, which could have a material adverse effect on the company’s business, financial condition, results of operations and cash flows. Moreover, any insurance or indemnification rights that the company has may be insufficient or unavailable to protect the company against potential loss exposures.

Certain of the company’s products and services include intellectual property owned primarily by the company’s third-party suppliers and, to a lesser extent, the company itself, and risk of litigation regarding these intellectual property rights exists. Third parties (including companies which acquire patents for the purpose of seeking artificial licensing revenue and not actually developing technology) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company’s business, for which the company may not be able to obtain indemnification. In addition, the company is exposed to potential liability either for technology it develops or when it combines multiple technologies of its suppliers for which the company may have limited or no indemnification protection. The company may also be required to indemnify and defend a customer in the event it becomes a target of intellectual property litigation.

Any infringement or indemnification claim brought against the company, regardless of the duration, outcome, or size of damage award, could result in substantial cost to the company, including potential for damage awards; be time consuming and costly to defend; or cause product shipment delays. Moreover, in the event of an adverse determination, the company may be required to seek royalty or license arrangements, which may not be available on commercially reasonable terms or may be unavailable entirely. In such circumstance, the company would be required to stop selling certain products or technologies, which could negatively affect the company’s ability to compete effectively. The payment of any such damages or royalties may significantly increase the company’s operating expenses and materially harm the company’s operating results and financial condition.

The company may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it or as a result of misconduct or other improper activities by its employees or contractors.

Global businesses are facing increasing operational risks, including potential criminal, illegal, and other fraudulent acts. Due to the evolving nature of such threats, considering new and sophisticated methods used by criminals, including phishing, misrepresentation, social engineering, and forgery, it is increasingly difficult for the company to anticipate and adequately mitigate these risks. In addition, designing and implementing measures to defend against, prevent, and detect these types of activities are increasingly costly and invasive to the operations of the business. Misconduct or failure of its employees or contractors to adhere to company policy may further heighten such risks. As a result, the company could experience a material loss if its controls and other measures implemented to address these threats fail to prevent or detect such acts.

In addition, misconduct by its employees or contractors may include intentional or negligent failures to comply with applicable laws and regulations, safeguard personally identifiable information, report financial information or data accurately, or disclose unauthorized activities to the company. Such misconduct could result in legal or regulatory sanctions and threatened or filed lawsuits on behalf of impacted third-parties, including customers and suppliers, against the company, and, as a result, cause serious harm to the company, including to its reputation.

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

Expectations and regulations relating to environmental, social, and governance (“ESG”) and corporate responsibility matters, and related disclosures, expose the company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.

Investors, customers, regulators, governments, and other stakeholders continue to place emphasis on ESG and other corporate stewardship considerations, and the company may fail to meet third-party expectations in this regard. The company has made statements about various ESG-related standards, policies, and targets, and a number of the company’s customers and suppliers require adherence to environmental and human rights policies. Failing to meet such standards adopted by or imposed on the company may result in reputational damage, loss of business, or potential liability. Whether the company discloses, or chooses not to disclose, ESG or corporate stewardship-related initiatives, it could face scrutiny regarding the adequacy of its actions, including from investors and proxy advisory firms. In addition, distinct stakeholders may consider different criteria and apply different methodologies in evaluating the company’s ESG or corporate stewardship performance. This lack of standardization creates potential for wide disparity in assessments, including misrepresentations or unfavorable assessments of the company’s corporate stewardship program and initiatives. Failure to adequately meet the expectations of investors, proxy advisors, customers, suppliers, and other stakeholders in this area may also result in diluted market valuation, an inability to attract or retain customers and suppliers, and an inability to attract and retain top talent.

Additionally, the company is or may be obligated to comply with new ESG and corporate stewardship-related disclosure requirements under United States federal and state laws, the European Green Deal, and other laws in various jurisdictions concerning human rights, governance, and environmental practices. As regulations in these areas increase in number and scope, the company may be required to develop additional governance and compliance frameworks, implement new processes, establish controls, monitor performance metrics, undergo independent assessments, and prepare detailed public reports on an ongoing basis regarding the financial and non-financial risks and impacts associated with the company’s operations and value chains. These laws and regulations may result in significant legal, compliance, accounting, operational, and administrative costs to the company, and may strain the company’s personnel, systems, and other resources. If the company fails to satisfy these new regulatory and other requirements, the company could be exposed to fines, penalties, and other sanctions, and sustain harm to its reputation.

Additionally, certain of the company’s business units contract or subcontract with U.S. government agencies, and on January 21, 2025, the President of the United States of America issued certain executive orders imposing new requirements on federal contractors and subcontractors prohibiting so-called “diversity, equity, and inclusion” practices in their employment, procurement, and contracting activities and requiring them to contractually certify that they do not operate diversity, equity, and inclusion programs violating the federal anti-discrimination laws. If the company is deemed to have violated these executive orders and any related laws or regulations, it may jeopardize the ability of the company’s business units to continue to do business as federal contractors or subcontractors, resulting in decreases in the company’s overall revenue.

Financial Risks

The company may not have adequate or cost-effective liquidity or capital resources, which could have a material adverse impact on its ability to maintain cash necessary to operate its business or return capital to shareholders.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisitions, capital expenditure needs, refinancing indebtedness, returning capital to shareholders and funding costs and expenses in implementing the Operating Expense Efficiency Plan. The company’s committed and undrawn liquidity stands at over $2.8 billion in addition to $188.8 million of cash on hand at December 31, 2024. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that may be beyond its control.

The company’s ability to obtain external financing is affected by various factors, including general financial market conditions, the company’s debt ratings, and the company’s financial performance. For example, economic uncertainty or adverse economic conditions resulting from the impacts of and responses to pandemics and other public health issues, natural disasters, changes in global, national, or regional economies, inflation, governmental policies, political unrest, military action and armed conflicts, terrorist activities, political and social turmoil, civil unrest, and other crises could result in significant or sustained disruption of global financial markets, thereby reducing the company’s access to capital.

If the company’s leverage ratios or other measures tracked by credit rating agencies exceed thresholds generally permitted by such agencies for an investment grade credit rating for an extended period of time it may cause a reduction in the company’s current debt ratings to a level below investment grade. Any downgrade in the company’s current debt rating or tightening of credit availability could impair the company’s ability to obtain additional financing on favorable terms, redeem existing indebtedness or renew existing credit facilities on favorable terms, negatively impact the price of the company’s common stock; increase its interest payments under existing debt agreements; and have other negative implications on its business. Under the terms of any additional external financing, the company may incur higher financing expenses and become subject to additional onerous restrictions and covenants that may adversely impact the company’s operations and ability to pursue strategic initiatives. An increase in the company’s financing costs or loss of access to cost-effective capital resources could also have a material adverse effect on the company’s business.

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

Further, if an event of default under any of the company’s existing debt agreements occurred or became imminent, the lenders under any such facility may have the right to declare all outstanding indebtedness immediately due and payable, and lenders under the company’s other debt facilities may likewise be able to declare a cross-default. If the company does not have access to capital under its existing credit facilities due to such an event, alternative sources of capital may be more expensive than the costs incurred under the company’s existing credit facilities. Further, the company may be unable to borrow additional amounts under the relevant credit facility or under its other credit facilities (in the event of a cross-

default), and as a result may be unable to make acquisitions, fund share repurchases, or meet other financial obligations. This circumstance would have a material adverse effect on the company’s financial position and results of operations.

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

A decline in general economic conditions, a substantial increase in market interest rates or persistence of a high market-interest rate environment, an increase in income tax rates, or the company’s inability to meet long-term working capital or operating income projections, in each case, could impact future valuations of the company’s reporting units, and the company could be required to record an impairment charge in the future, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations. If the company were required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North American asset securitization program, and other outstanding borrowings.

General Risks

Global, regional, and local economic weakness and uncertainty, including because of epidemics and pandemics, could have a material adverse effect on the company’s financial performance.

The company’s business and financial performance depend on worldwide economic conditions and the demand for technology products and services in the markets in which the company competes. Ongoing economic weakness, uncertainty in markets throughout the world, and other adverse economic conditions, such as the recent downturn in the semiconductor market, have and may continue to result in decreased net revenue, gross margin, earnings, growth rates or cash flows, and increased expenses and difficulty managing inventory levels, collecting customer receivables, and accurately forecasting revenue, gross margin, cash flows and expenses.

Political developments impacting international trade, trade disputes and increased tariffs, particularly between the United States and China; political instability, such as armed conflicts (including the conflicts in Russia, Belarus, and Ukraine, in Israel and the Gaza Strip, and in Syria); and the effects of epidemics, pandemics, and other public health crises each, or collectively may negatively impact markets and cause weaker macroeconomic conditions, weakening demand for the company’s products and services, particularly due to the company’s extensive international operations and business. Economic downturns also may lead to future restructuring actions and associated expenses, any of which could have a material adverse effect on the company’s business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The company maintains a multi-layered approach to cybersecurity risk management which leverages technology and human oversight. The company uses active and passive methods designed to continuously monitor information systems and assess, identify, and manage potential vulnerabilities and threats. This digital-security management process is integrated into the company’s broader enterprise risk management framework.

The company utilizes active monitoring techniques (e.g., penetration testing), designed to leverage multiple sources of threat intelligence and vulnerability scanning complemented by endpoint protection and network systems. The company has a rapid-response protocol designed to investigate system alerts of potential cybersecurity threats, and the company’s incident response plan provides a structured approach to inter-departmental assessment, mitigation, and resolution of cybersecurity threats. The company conducts regular tabletop exercises to test and fortify the controls of its cybersecurity incident response program.

The company maintains strategic relationships with third-party cybersecurity experts and coordinates with various law-enforcement partners, each of whom may be engaged to provide additional investigative and remediation support. The company’s senior security leadership conducts periodic, in-depth reviews with the company’s enterprise risk management team and internal and external auditors to evaluate the effectiveness of the company’s cybersecurity systems, controls, and management processes.

The company conducts a security assessment for potential suppliers and service providers, which includes detailed interviews, questionnaires, and cyber-risk scoring. This process extends beyond initial engagement, with ongoing monitoring to identify emerging security risks or changes in suppliers’ risk profiles.

The company describes whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect the company under the heading “Cybersecurity incidents may hurt the company’s business, damage its reputation, increase its costs, and cause losses,” included as part of the company’s risk factor disclosures in Item 1A of this Annual Report on Form 10-K. To date, the company is not aware of any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, the company, including its financial condition, results of operations, or business strategies.

Governance

The Board of Directors of the company (the “Board”), primarily through its Audit Committee, oversees the company’s cybersecurity program. The company’s CIO and CSO regularly report to the Audit Committee on the current state of the company’s cybersecurity program (including the current threat landscape, cybersecurity risks, and any significant incidents). The Audit Committee may provide updates to the Board on the substance of these reports and any recommendations for enhancements that the Audit Committee deems appropriate.

The CIO and CSO receive regular reports from the company’s cybersecurity department, both historical and real-time, about the company’s global cybersecurity status. The company believes this approach enables the CIO and CSO to monitor the company's global security status and to identify and assess potential threats. The company has established written policies and procedures to ensure that cybersecurity incidents are immediately investigated, addressed through the coordination of various internal departments, and publicly reported (to the extent required by applicable law). The company’s security organization assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to the management team. If management determines a cybersecurity incident is material, the company’s incident response plan and its disclosure controls and procedures set forth the process for any required disclosures and require management to promptly inform the Board.

Under the direction of the CIO, the CSO is responsible for global cybersecurity and business continuity, which includes security architecture, security operations, incident response, IT risk and compliance, physical security, fraud and security awareness and training. The CSO has over 20 years of security experience and holds a degree in IT and cybersecurity, along with maintaining certifications in risk, information security, data privacy, legal investigations, and audit, among other disciplines. The other members of the company’s security organization also have extensive cybersecurity, business, and technology experience and all hold certifications in their area of expertise.

Item 2.Properties.

The company has its principal executive offices located in Centennial, Colorado under a lease expiring in 2032. The company leases nine major warehouses and logistics centers with approximately 3.0 million square feet of space located in Reno, Nevada, three in the Phoenix, Arizona area, Hong Kong, Shenzhen, China, Johor Bahru, Malaysia, Zapopan, Mexico, and Venlo, Netherlands. The company has 27 smaller distribution centers with approximately 827.9 thousand square feet of space located throughout the Americas, EMEA, and Asia/Pacific regions. The company believes its facilities are well maintained and suitable for company operations, and does not anticipate significant difficulty in renewing its leases as they expire or securing replacement facilities.

Item 3.Legal Proceedings.

The information set forth under the heading “Environmental Matters” in Note 15, “Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 10-K is incorporated herein by reference.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The company’s common stock is listed on the NYSE (trading symbol: “ARW”).

Record Holders

On February 4, 2025, there were approximately 1,211 shareholders of record of the company’s common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2024, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Number of
	Securities to be	Weighted-
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of
	Outstanding	Outstanding	Securities
	Options,	Options,	Remaining
	Warrants and	Warrants and	Available for
Plan Category	Rights	Rights	Future Issuance
Equity compensation plans approved by security holders	1,400,128	$101.34	4,437,722
Total	1,400,128	$101.34	4,437,722

Performance Graph

The following graph compares the performance of the company’s common stock for the periods indicated with the performance of the S&P 400 MidCap Stock Index and the average performance of a group consisting of the company’s peer companies (“Peer Group”) on a line-of-business basis. During 2024, the companies included in the Peer Group are Avnet, Inc., CDW Corp., Celestica Inc., Flex Ltd., HP Enterprise Co., HP Inc., Jabil Inc., TD Synnex, and WESCO International, Inc. The graph assumes $100 invested on December 31, 2019 in the company, the S&P 400 MidCap Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

250
225
200
175
150
125
100
75
50
INDEX VALUE
2019
2020
2021
2022
2023
2024
PERIOD ENDING
Arrow Electronics
Peer Group
S&P 400 MidCap Stock Index

	2019	2020	2021	2022	2023	2024
Arrow Electronics	100	115	158	123	144	133
Peer Group	100	106	157	140	181	213
S&P 400 MidCap Stock Index	100	114	142	123	144	164

Issuer Purchases of Equity Securities

The following table shows the share-repurchase activity for the quarter ended December 31, 2024:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
September 29 through October 26, 2024	—	$—	—	$374,557
October 27 through November 23, 2024	—	—	—	374,557
November 24 through December 31, 2024	419,432	119.21	419,432	324,063
Total	419,432		419,432
(a)	Average price paid per share excludes 1% excise tax on share repurchases.
(b)	The company’s share-repurchase program does not have an expiration date. As of December 31, 2024, the total authorized dollar value of shares available for repurchase was $1.6 billion of which $1.3 billion has been utilized, while the $324.1 million in the table represents the remaining amount available for repurchase under the program.

Item 6.[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: the incurrence of additional charges not currently contemplated and failure to realize contemplated cost savings due to unanticipated events that may occur, including in connection with the implementation of the company’s restructuring plan; unfavorable economic conditions; disruptions, shortages, or inefficiencies in the supply chain; political instability and changes; impacts of military conflict and sanctions; industry conditions; changes in product supply, pricing and customer demand; trade protection measures, tariffs, and other restrictions, duties, and value-added taxes; competition; other vagaries in the global components and the global ECS markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; breaches of security or privacy of business information and information system failures, including related to current or future implementations, integrations and upgrades; outbreaks, epidemics, pandemics, or public health crises; future regulatory trends and the resulting legal and reputation exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income,” “Income Tax,” and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales (referred to as “sales on a constant currency basis”) exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory write downs related to the wind down of businesses within the global components reportable segment (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, loss on extinguishment of debt, (loss) gain on investments, net, and the impact of certain tax legislation changes.

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

Key Business Metrics

Management uses gross billings as an operational metric to monitor operating performance of its global ECS reportable segment, including sales performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a period and do not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 “Summary of Significant Accounting Policies” to the consolidated financial statements for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

Overview

Arrow sources and engineers technology for thousands of leading manufacturers, services providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. Coupled with a range of services, solutions, and tools, the company enables its suppliers to distribute their technologies and help its industrial and commercial customers source, build, and leverage these technologies, reduce their time to market, grow their businesses, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders.

The company has two reportable segments, the global components reportable segment and the global ECS reportable segment. The company’s global components reportable segment, enabled by a comprehensive range of value-added capabilities and services, markets, and distributes electronic components to OEMs and EMS providers. The company’s global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users. For 2024, approximately 72% and 28% of the company’s sales were from the global components reportable segment and the global ECS reportable segment, respectively.

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

The company’s long-term financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, generate earnings per share growth in excess of competitors’ earnings per share growth and market expectations, allocate and deploy capital effectively so that return on invested capital exceeds the company’s cost of capital, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach. The company is also committed to improving operational efficiency.

Executive Summary

(millions except per share data)	2024	2023	Change
Consolidated sales	$27,923	$33,107	(15.7)%
Global components sales	19,983	25,420	(21.4)%
Global ECS sales	7,940	7,687	3.3%
Gross profit margin	11.8%	12.5%	(70)	bps
Non-GAAP gross profit margin	12.0%	12.5%	(50)	bps
Operating income	769	1,471	(47.8)%
Operating income margin	2.8%	4.4%	(160)	bps
Non-GAAP operating income	1,002	1,586	(36.9)%
Non-GAAP operating income margin	3.6%	4.8%	(120)	bps
Net income attributable to shareholders	392	904	(56.6)%
Earnings per share attributable to shareholders - diluted	7.29	15.84	(54.0)%
Non-GAAP net income attributable to shareholders	568	977	(41.9)%
Non-GAAP earnings per share attributable to shareholders - diluted	$10.56	$17.12	(38.3)%

Business environment and other trends:

●	During 2024, the global components reportable segment continued to experience a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. These trends are likely to continue in 2025 and the duration and severity of the current downturn remain uncertain.
●	Within the company’s global ECS reportable segment, in certain periods, changes in the mix of sales of IT solutions impact the proportion of the company’s revenue that is recorded on a net basis compared to a gross basis. These changes increase or decrease sales during a period without a corresponding change in gross profit. This is driven by the company’s responsibilities in the sale of various IT solutions, which is based on terms and conditions in place with its partners. Refer to Note 1 “Summary of Significant Accounting Policies” in this Annual Report on Form 10-K.
●	On October 31, 2024, the company announced the Operating Expense Efficiency Plan to reduce costs and improve efficiencies. Refer to the “Restructuring, Integration, and Other” section below.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment for the years ended December 31:

(millions)	2024	2023	Change
Consolidated sales, as reported	$27,923	$33,107	(15.7)%
Impact of changes in foreign currencies	—	(33)
Consolidated sales, constant currency	$27,923	$33,074	(15.6)%

Global components sales, as reported	$19,983	$25,420	(21.4)%
Impact of changes in foreign currencies	—	(35)
Global components sales, constant currency	$19,983	$25,385	(21.3)%

Global ECS sales, as reported	$7,940	$7,687	3.3%
Impact of changes in foreign currencies	—	2
Global ECS sales, constant currency	$7,940	$7,689	3.3%

The sum of the components for sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region for the years ended December 31:

	2024		2023
(millions)	Sales	% of Sales	Sales	% of Sales	% Change
Americas components sales	$6,412	23.0%	$7,955	24.0%	(19.4)%
EMEA components sales	5,648	20.2%	8,075	24.4%	(30.1)%
Asia/Pacific components sales	7,923	28.4%	9,390	28.4%	(15.6)%
Global components sales	$19,983	71.6%	$25,420	76.8%	(21.4)%

Americas ECS sales	$4,067	14.6%	$4,160	12.6%	(2.2)%
EMEA ECS sales	3,873	13.8%	3,527	10.6%	9.8%
Global ECS sales	$7,940	28.4%	$7,687	23.2%	3.3%
Consolidated sales	$27,923	100.0%	$33,107	100.0%	(15.7)%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During 2024, the global components reportable segment continued to experience a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. The decrease in sales compared to the year-earlier period was primarily due to the following impacts:

●	sales declined in the Americas region primarily due to decreases in the industrial, networking and communications verticals;
●	sales declined in the EMEA region primarily due to decreased demand for industrial and transportation verticals;
●	sales declined in the Asia/Pacific region primarily due to softer demand across most verticals.

During 2024, the global ECS reportable segment sales increased compared to the year-earlier period primarily due to the following impacts:

●	growth in the EMEA region primarily due to healthy demand for infrastructure applications, hybrid-cloud solutions, and AI related solutions;
●	partially offset by decreased sales in the Americas region primarily due to lower demand for storage and security as well as continued efforts by the company to reshape its Americas ECS business for greater mid-market scale and more infrastructure software and cloud adoption, as the company continues to adopt a go-to-market model in this region that better approximates the company’s selling motion in EMEA ECS.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Billings

The following table summarizes gross billings by geographic region for the global ECS reportable segment for the years ended December 31:

(millions)	2024	2023	2022
Americas ECS gross billings	$10,323	$10,542	$11,198
EMEA ECS gross billings	9,205	8,474	7,779
Global ECS gross billings	$19,528	$19,016	$18,976

The sum of the components for global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s consolidated gross profit for the years ended December 31:

(millions)	2024	2023	Change
Consolidated gross profit, as reported	$3,292	$4,149	(20.6)%
Impact of wind down to inventory	61	—
Impact of changes in foreign currencies	—	(9)
Non-GAAP consolidated gross profit	$3,353	$4,140	(19.0)%
Consolidated gross profit as a percentage of sales, as reported	11.8%	12.5%	(70)	bps
Non-GAAP consolidated gross profit as a percentage of sales	12.0%	12.5%	(50)	bps

Global components gross profit, as reported	$2,332	$3,199	(27.1)%
Impact of wind down to inventory	61	—
Impact of changes in foreign currencies	—	(8)
Non-GAAP global components gross profit	$2,393	$3,191	(25.0)%
Global components gross profit as a percentage of sales, as reported	11.7%	12.6%	(90)	bps
Non-GAAP global components gross profit as a percentage of sales	12.0%	12.6%	(60)	bps

Global ECS gross profit, as reported	$960	$950	1.1%
Impact of changes in foreign currencies	—	(1)
Non-GAAP global ECS gross profit	$960	$949	1.2%
Global ECS gross profit as a percentage of sales, as reported	12.1%	12.4%	(30)	bps
Non-GAAP global ECS gross profit as a percentage of sales	12.1%	12.3%	(20)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during 2024, compared with the year-earlier period, due to the inventory write downs related to the wind down of non-core businesses, product mix shifting toward lower margin products, and regional mix shifting more towards the Asia/Pacific region. Global components supply chain services offerings continued to have a positive impact on gross margins.

Global ECS gross profit margins decreased during 2024, compared with the year-earlier period, due to softer margins in the Americas region as the company works to optimize the customer mix and supplier line card to better serve the mid-market, and a shift in sales mix towards more sales recognized on a gross basis in both the Americas and EMEA regions, relative to 2023. Refer to Note 1 “Summary of Significant Accounting Policies” in this Annual Report on Form 10-K.

Following is an analysis of the company’s consolidated gross profit for the years ended December 31:

(millions)	2023	2022	Change
Consolidated gross profit, as reported	$4,149	$4,837	(14.2)%
Impact of changes in foreign currencies	—	8
Non-GAAP consolidated gross profit	$4,149	$4,844	(14.4)%
Consolidated gross profit as a percentage of sales, as reported	12.5%	13.0%	(50)	bps
Non-GAAP consolidated gross profit as a percentage of sales	12.5%	13.0%	(50)	bps

Global components gross profit, as reported	$3,199	$3,905	(18.1)%
Non-GAAP global components gross profit	$3,199	$3,905	(18.1)%
Global components gross profit as a percentage of sales, as reported	12.6%	13.6%	(100)	bps
Non-GAAP global components gross profit as a percentage of sales	12.6%	13.6%	(100)	bps

Global ECS gross profit, as reported	$950	$932	2.0%
Impact of changes in foreign currencies	—	8
Non-GAAP global ECS gross profit	$950	$939	1.1%
Global ECS gross profit as a percentage of sales, as reported	12.4%	11.2%	120	bps
Non-GAAP global ECS gross profit as a percentage of sales	12.4%	11.2%	120	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during 2023, compared with the year-earlier period, due to declines in shortage market activity in the Americas region and product mix shifting toward lower margin products within the Asia/Pacific region. Global components supply chain services offerings continued to have a positive impact on gross margins.

Global ECS gross profit margins increased during 2023, compared with the year-earlier period, due to product mix shifting towards a higher proportion of revenue recognized on a net basis. Refer to Note 1 “Summary of Significant Accounting Policies” in this Annual Report on Form 10-K.

Operating Expenses

Following is an analysis of the company’s consolidated operating expenses for the years ended December 31:

(millions)	2024	2023	Change
Consolidated operating expenses, as reported	$2,524	$2,678	(5.8)%
Identifiable intangible asset amortization	(30)	(31)
Restructuring, integration, and other	(143)	(84)
Impact of changes in foreign currencies	—	(3)
Non-GAAP consolidated operating expenses	$2,351	$2,560	(8.2)%
Consolidated operating expenses as a percentage of sales, as reported	9.0%	8.1%	90	bps
Non-GAAP consolidated operating expenses as a percentage of sales	8.4%	7.7%	70	bps

Global components operating expenses, as reported	$1,591	$1,740	(8.6)%
Identifiable intangible asset amortization	(26)	(27)
Impact of changes in foreign currencies	—	(4)
Non-GAAP global components operating expenses	$1,566	$1,710	(8.4)%
Global components operating expenses as a percentage of sales	8.0%	6.8%	120	bps
Non-GAAP global components operating expenses as a percentage of sales	7.8%	6.7%	110	bps

Global ECS operating expenses, as reported	$550	$583	(5.7)%
Identifiable intangible asset amortization	(4)	(5)
Impact of changes in foreign currencies	—	1
Non-GAAP global ECS operating expenses	$546	$580	(5.8)%
Global ECS operating expenses as a percentage of sales	6.9%	7.6%	(70)	bps
Non-GAAP global ECS operating expenses as a percentage of sales	6.9%	7.5%	(60)	bps

Corporate operating expenses, as reported	$383	$355	7.8%
Restructuring, integration, and other	(143)	(84)
Non-GAAP corporate operating expenses	$240	$271	(11.5)%

The sum of the components of consolidated operating expenses may not agree to totals, as presented, due to rounding.

Global components operating expenses decreased during 2024 compared to the year-earlier period primarily due to the following:

●	a decrease of $123.2 million in employee-related costs primarily due to cost reduction initiatives and lower sales incentives;
●	a decrease of $25.4 million in charges taken for allowance for credit losses; partially offset by;
●	an increase of $62.2 million due to legal settlement benefits recognized in connection with certain legal matters in 2023 with no similar items recorded in 2024.

Global ECS operating expenses decreased during 2024 compared to the year-earlier period primarily due to the following:

●	a decrease of $45.8 million in charges taken for allowance for credit losses. This decrease relates to 2023 charges of $25.4 million related to one customer, of which $20.0 million was subsequently reversed upon recovery during 2024.

Corporate operating expenses increased during 2024 compared to the year-earlier period primarily due to the following:

●	an increase of $59.0 million due to higher restructuring, integration and other charges (see discussion below).

Following is an analysis of the company’s consolidated operating expenses for the years ended December 31:

(millions)	2023	2022	Change
Consolidated operating expenses, as reported	$2,678	$2,768	(3.3)%
Identifiable intangible asset amortization	(31)	(35)
Restructuring, integration, and other	(84)	(14)
Impact of changes in foreign currencies	—	6
Non-GAAP consolidated operating expenses	$2,563	$2,726	(6.0)%
Consolidated operating expenses as a percentage of sales, as reported	8.1%	7.5%	60	bps
Non-GAAP consolidated operating expenses as a percentage of sales	7.7%	7.3%	40	bps

Global components operating expenses, as reported	$1,740	$1,944	(10.5)%
Identifiable intangible asset amortization	(27)	(27)
Impact of changes in foreign currencies	—	2
Non-GAAP global components operating expenses	$1,713	$1,919	(10.7)%
Global components operating expenses as a percentage of sales	6.8%	6.8%	10	bps
Non-GAAP global components operating expenses as a percentage of sales	6.7%	6.7%	—	bps

Global ECS operating expenses, as reported	$583	$523	11.4%
Identifiable intangible asset amortization	(5)	(8)
Impact of changes in foreign currencies	—	4
Non-GAAP global ECS operating expenses	$578	$520	11.3%
Global ECS operating expenses as a percentage of sales	7.6%	6.3%	130	bps
Non-GAAP global ECS operating expenses as a percentage of sales	7.5%	6.2%	130	bps

Corporate operating expenses, as reported	$355	$301	17.9%
Restructuring, integration, and other	(84)	(14)
Non-GAAP corporate operating expenses	$271	$287	(5.6)%

The sum of the components of consolidated operating expenses may not agree to totals, as presented, due to rounding.

Global components operating expenses decreased during 2023 compared to the year-earlier period primarily due to the following:

●	a decrease of $125.6 million in employee-related costs primarily due to cost reduction initiatives and lower sales incentives; and
●	a decrease of $62.2 million due to legal settlement benefits recognized in connection with certain legal matters in 2023.

Global ECS operating expenses increased during 2023 compared to the year-earlier period primarily due to the following:

●	an increase of $25.4 million in charges taken for allowance for credit losses related to one customer; and
●	an increase of $32.0 million in employee-related costs.

Corporate operating expenses increased during 2023 compared to the year-earlier period primarily due to the following:

●	an increase of $70.2 million due to higher restructuring, integration and other charges related to cost reduction initiatives.

Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

(millions)	2024	2023
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$10	$—
Other plans	4	9
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	85	19
Increases to environmental remediation liabilities (c)	1	23
Early lease termination costs	7	29
Consulting costs (d)	25	—
Other charges	11	3
Total	$143	$84

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to the termination of personnel. As of December 31, 2024, the accrued liabilities related to these costs totaled $6.6 million and substantially all accrued amounts are expected to be spent in cash within one year.
(c)	Refer to Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for further discussion of environmental liabilities.
(d)	Consulting costs are related to operating expense reduction costs not related to the restructuring initiative.

Operating Expense Efficiency Plan

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

As a result of the Plan, the company expects to reduce annual operating expenses by approximately $90.0 million to $100.0 million by the end of fiscal year 2026. The estimates of charges or savings related to the Plan could differ materially from actual charges or savings recognized.

Refer to Note 9, “Restructuring, Integration, and Other” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments for the years ended December 31:

(millions)	2024	2023	Change
Consolidated operating income, as reported	$769	$1,471	(47.8)%
Identifiable intangible asset amortization	30	31
Restructuring, integration, and other	143	84
Impact of wind down to inventory	61	—
Non-GAAP consolidated operating income	$1,002	$1,586	(36.9)%
Consolidated operating income as a percentage of sales, as reported	2.8%	4.4%	(160)	bps
Non-GAAP consolidated operating income, as a percentage of sales	3.6%	4.8%	(120)	bps

Global components operating income, as reported	$741	$1,459	(49.2)%
Identifiable intangible asset amortization	25	27
Impact of wind down to inventory	61	—
Non-GAAP global components operating income	$827	$1,486	(44.3)%
Global components operating income as a percentage of sales	3.7%	5.7%	(200)	bps
Non-GAAP global components operating income as a percentage of sales	4.1%	5.8%	(170)	bps

Global ECS operating income, as reported	$410	$367	11.7%
Identifiable intangible asset amortization	4	5
Non-GAAP global ECS operating income	$414	$372	11.4%
Global ECS operating income as a percentage of sales	5.2%	4.8%	40	bps
Non-GAAP global ECS operating income as a percentage of sales	5.2%	4.8%	40	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note 16 “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales during 2024 relates primarily to the changes in sales, gross profit margins and operating expenses discussed above.

(Loss) Gain on Investments, Net

(millions)	2024	2023
(Loss) gain on investments, net	$(5)	$19

(Loss) gain on investments, net is primarily related to the changes in fair value of assets related to the Arrow SERP pension plan, which consist primarily of life insurance policies and mutual fund assets, as well as changes in the fair value of the company’s investment in Marubun Corporation, refer to Note 7 “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

(millions)	2024	2023
Interest and other financing expense, net	$(270)	$(329)

The decreases in interest and other financing expenses, net for 2024 primarily related to lower interest rates and lower average daily borrowings on floating rate credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

Income Tax

The company records a provision for income taxes for the anticipated tax consequences of the reported financial results of operations using the asset and liability method. The following table presents the company's effective income tax rate and  non-GAAP effective tax rate for the years ended December 31:

	2024	2023
Effective income tax rate	19.6%	21.9%
Identifiable intangible asset amortization	0.3	0.1
Restructuring, integration, and other	1.2	0.1
Impact of wind down to inventory	0.7	—
Impact of tax legislation changes	—	(0.1)
Non-GAAP effective income tax rate	21.8%	22.0%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate predominantly due to the variety of foreign taxing jurisdictions where it operates, and its foreign subsidiaries generate taxable income. The fluctuation in the effective tax rate for 2024, compared to the previous year, is mainly attributed to changes in uncertain tax positions, including favorable tax audit settlements. Additionally, the mix of tax jurisdictions where income was generated was influenced by higher restructuring, integration, and other charges, as well as inventory write-downs taken during 2024.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders for the years ended December 31:

(millions)	2024	2023
Net income attributable to shareholders, as reported	$392	$904
Identifiable intangible asset amortization *	29	30
Restructuring, integration, and other	143	84
Loss (gain) on investment	5	(19)
Impact of wind down to inventory	61	—
Loss on extinguishment of debt	2	—
Tax effect of adjustments above	(63)	(23)
Impact of tax legislation changes	—	1
Non-GAAP net income attributable to shareholders	$568	$977

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The decrease in net income attributable to shareholders in 2024 compared to the year-earlier period relates primarily to changes in sales, gross margins, operating expenses, interest and other financing expenses, net, and income tax as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s committed and undrawn liquidity stands at over $2.8 billion in addition to $188.8 million of cash on hand at December 31, 2024. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity at December 31:

(millions)	2024	2023	Change
Working capital	$6,693	$7,355	$(662)
Cash and cash equivalents	189	218	(29)
Short-term debt	350	1,654	(1,304)
Long-term debt	2,774	2,154	620

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable.

Working capital, as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 23.0% at December 31, 2024 compared to 23.4% at December 31, 2023. The decrease was primarily due to lower inventory. Sales for the fourth quarter of 2024 and 2023 were $7.3 billion and $7.8 billion, respectively.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At December 31, 2024 and 2023, the company had cash and cash equivalents of $188.8 million and $218.1 million, respectively, of which $164.0 million and $160.0 million, respectively, were held outside the United States.

As of December 31, 2024, the company has $5.4 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company has $2.0 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of December 31, 2024.

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category at December 31:

	Borrowing	Outstanding borrowings
(millions)	capacity	2024	2023
North American asset securitization program	$1,500	$633	$198
Revolving credit facility	2,000	30	—
Commercial paper program (a)	1,200	—	1,122
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Year Ended		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
(millions)	2024	2023	2024	2023
North American asset securitization program	$567	$1,092	4.83%	5.85%
Revolving credit facility	3	131	5.48%	6.42%
Commercial paper program	435	774	5.21%	5.90%
Uncommitted lines of credit	280	178	5.18%	5.83%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During 2024 and 2023, the average daily balance outstanding under the EMEA asset securitization program was $394.8 million and $626.4 million, respectively. During November 2024, the company amended the program to extend the maturity and correct an administrative error and regain compliance with certain operational covenants. Refer to Note 4 “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

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

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

(millions)	2024	2023	Change
Net cash provided by operating activities	$1,130	$705	$425
Net cash used for investing activities	(94)	(72)	(22)
Net cash used for financing activities	(957)	(666)	(291)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during 2024 and 2023 was $1.1 billion and $705.4 million, respectively. The change in cash provided by operating activities during 2024, compared to the year-earlier period, relates primarily to the company’s historical counter-cyclical cash flow as the company generates cash flow in periods of decreased demand growth due to lower investment in working capital primarily due to lower inventory.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2024 and 2023 was $94.4 million and $72.3 million, respectively. The change in cash used for investing activities related primarily to amounts paid for businesses acquired in 2024.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $956.8 million during 2024 compared to $666.2 million used for financing activities in 2023. The change in cash used for financing activities was primarily due to higher redemption of notes partially offset by lower share repurchases in 2024.

Capital Expenditures

Capital expenditures were $92.7 million and $83.3 million in 2024 and 2023, respectively. The company expects capital expenditures to be approximately $100.0 million for fiscal year 2025.

Share-Repurchase Program

The company repurchased 2.0 million shares of common stock for $250.0 million and 6.1 million shares of common stock for $745.9 million in 2024 and 2023, respectively, under its share-repurchase program, excluding excise taxes. As of December 31, 2024, approximately $324.1 million remained available for repurchase under the share-repurchase program. The share-repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share-repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, and operating leases.

●	At December 31, 2024, the company had $3.1 billion of total debt outstanding, $350.0 million of which matures in the next twelve months. The remaining debt has maturity dates in 2026 through 2034. During April 2024, the company repaid $500.0 million principal amount of its 6.125% notes due March 2026. During September 2024, the company repaid $500.0 million principal amount of its 3.25% notes which were redeemed at maturity. Refer to Note 6, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.
●	Amounts related to total interest on long-term debt at December 31, 2024 totaled $598.4 million, with $110.5 million expected to be paid within the next 12 months. Refer to Note 6, “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s interest on short-term and long-term debt and available financing.
●	Purchase obligations of $8.3 billion represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities as of December 31, 2024 with $5.7 billion expected to be paid within the next 12 months, $1.2 billion in 2026, $642.2 million in 2027, and $487.2 million in 2028. In January 2025, the company entered into new multi-year distribution agreements which increased its non-cancellable purchase obligations by $2.8 billion with payments of $288.7 million in 2025, $495.7 million in 2026, $563.0 million in 2027, $598.6 million in 2028, $639.1 million in 2029, and $228.2 million in 2030.
●	Amounts related to future lease payments for operating lease obligations at December 31, 2024 totaled $301.0 million, with $77.6 million expected to be paid within the next 12 months. Refer to Note 14, “Lease Commitments” of the Notes to the Consolidated Financial Statements for further discussion of the company’s operating leases.

Additional Capital Requirements and Sources

Recent and expected other capital requirements and sources, in addition to the above matters, also include the items described below:

●	Employee Benefit Plans: The company maintains an unfunded executive pension plan under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2024, the company had designated $115.7 million in assets to cover the ongoing costs of SERP payouts for both current and former executives. The projected benefit obligation at December 31, 2024 and 2023, was $83.0 million and $88.1 million, respectively. Refer to Note 13, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements for further discussion of the company’s executive pension plan.
●	Environmental liabilities: The company is involved in certain ongoing environmental cleanup activities and legal proceedings, which are inherently uncertain with respect to outcomes. Refer to Note 15, “Contingencies” of the Notes to the Consolidated Financial Statements for further discussion of the company’s environmental liabilities.
●	Hedging activities: The company has entered into certain foreign exchange forward contracts designated as net investment hedges. As of December 31, 2024, all such contracts were in an asset position in the amount of $53.7 million. Refer to Note 7, “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements for further discussion of the company’s hedging activities.
●	Restructuring activities: In an effort to address evolving business needs and optimize operating expenses, the company initiated the Operating Expense Efficiency Plan which is expected to incur pre-tax restructuring charges of approximately $185.0 million in total costs of which $60.6 million has been incurred as of December 31, 2024. Refer to Note 9, “Restructuring, Integration, and Other” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring activities.
●	Sales of trade receivables: In the normal course of business, certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly, they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Refer to Note 4, “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion of the company’s factoring arrangements.

Critical Accounting Estimates

The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the company to make significant estimates and judgments that have had or are reasonably likely to have a material impact on the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the company’s significant accounting policies, see Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements of this Form 10-K. The following components of the consolidated financial statements contain critical accounting estimates:

Trade Accounts Receivable

Management estimates the allowance for credit losses using relevant available information about expected credit losses and an age-based reserve model. Inputs to the model include information about historical credit losses, customer credit ratings, past events, current conditions, and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current receivable-specific risk characteristics such as changes in the economic and industry environment, or other relevant factors. These adjustments as well as other inputs such as the identification of credit risk pools, and age-based allowances require significant judgment and are inherently uncertain. This uncertainty can produce volatility in the company’s allowance for credit losses. In addition, the allowance for credit losses could be insufficient to cover actual losses, which would negatively impact net income.

Inventories

Inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to net realizable value for excess or obsolete inventories are based upon contractual provisions governing supplier price protections and stock rotation rights, the age of inventories, inventory turnover, as well as assumptions about future demand and market conditions. Due to the large number of products, markets, and transactions, and the complexity of managing the process around price protections and stock rotations, there is a high degree of judgment required for estimates made regarding demand for age-based inventory and future market conditions, after considering supplier protection provisions.

Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the company's valuation allowance on deferred tax assets and uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. The assessment of the need for a valuation allowance requires judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors. It is also the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the company’s effective tax rate in a given financial statement period may be materially affected. Refer to Note 8 “Income Taxes” of the Notes to Consolidated Financial Statements for further discussion.

Contingencies and Litigation

From time to time, the company is subject to proceedings, lawsuits, and other claims related to environmental, regulatory, labor, product, tax, and other matters and assesses the likelihood of an adverse judgment or outcome for these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. Significant judgments are made when determining if these reserves may change in the future due to new developments impacting the probability of a loss, the estimate of such loss, and the probability of recovery of such loss from third parties. These matters are reviewed at least on a quarterly basis. Refer to Note 15 “Contingencies” of the Notes to Consolidated Financial Statements for further discussion.

Goodwill

The company performs a quantitative goodwill impairment test annually and this test is used to both identify and measure impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is tested at a level referred to as a reporting unit. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Refer to the table below for a list of the company’s reporting units and the respective allocation of goodwill at December 31:

(millions)	2024
Americas Components	$563
EMEA Components	116
Asia/Pacific Components (a)	—
eInfochips	224

Americas ECS	777
EMEA ECS	376
Consolidated	$2,055

The sum of the components for goodwill by reporting unit may not agree to the total, as presented, due to rounding.

(a) Within the global components reportable segment, the Asia/Pacific reporting unit’s goodwill was previously fully impaired.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital, perpetual growth rates, income tax rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2024, 2023, and 2022, the company’s annual impairment testing did not indicate impairment at any of the company’s reporting units.

As of the date of the company’s 2024 annual impairment test, the fair value of all reporting units exceeded their carrying values by more than 38%. Discount rates are one of the more significant assumptions used in the income approach. If the company increased the discount rates used by 100 basis points, the fair value of all reporting units would still exceed their carrying values by more than 24%.

Actual results may differ from those assumed in the company’s forecasts. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company’s businesses, and the company could be required to record an impairment charge in the future, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, North American asset securitization program, other outstanding borrowings, and EMEA asset securitization program.

Impact of Recently Issued Accounting Standards

For a summary of recent accounting pronouncements applicable to the company’s consolidated financial statements, see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using foreign currency spot rates and forward rates quoted by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at December 31, 2024 and 2023, was $1.1 billion and $1.0 billion, respectively.

The company’s consolidated results of operations and financial position are also impacted by changes in foreign currency exchange rates through the translation of the company’s international financial statements into U.S. dollar. The company’s non-U.S. dollar results of operations are negatively impacted during periods when the U.S. dollar strengthens and positively impacted during periods when the U.S. dollar weakens. During 2024, the U.S dollar strengthened against certain other currencies. This decreased sales and operating income by $33.4 million and $6.8 million respectively, for 2024, compared with the year-earlier period, based on 2023 sales and operating income re-translated at average foreign currency exchange rates for 2024. These exposures may change over time and changes in foreign currency exchange rates could materially impact the company’s financial results in the future. For example, sales and operating income would decrease by approximately $637.6 million and $25.3 million, respectively, if the U.S. dollar strengthened by another 10% against the Euro. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

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

At December 31, 2024, 78% of the company’s debt was subject to fixed rates and 22% was subject to floating rates. During 2024, the average outstanding balance on the company’s floating rate debt was $1.3 billion, and a one percentage point change in average interest rates would have caused net interest and other financing expense during 2024 to increase by $12.9 million. This was determined by considering the impact of a hypothetical interest rate on the company’s average outstanding balance of floating rate debt during 2024. In the event of a change in the economic environment, which may adversely impact interest rates, the company could likely take actions to mitigate potential negative exposure to changes in interest rates. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 8.Financial Statements and Supplementary Data.

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of net realizable value adjustments to inventories for excess or obsolescence
Description of the Matter

At December 31, 2024, the Company’s inventories were $4.7 billion. As discussed in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to net realizable value for excess or obsolete inventories are based upon forecasted sales, contractual supplier protection and stock rotation privileges, and the age of inventories.

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

Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions to actual activity, including write-down and write-off history. We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimates around forecasted sales and expected stock rotation privileges. We tested the aging of inventories. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business would impact expected demand or related carrying value of inventory. We assessed the reasonableness of management’s excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as reviewing such assumptions for management bias. We considered macroeconomic trends within the industry, including trends that could impact the movement of the products provided by the Company. We performed procedures to compare recent sales transactions or market data to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value.

Evaluation of Americas Components Goodwill for Impairment
Description of the Matter

At December 31, 2024, the Company’s consolidated goodwill was $2.1 billion. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarter, the Company performed its annual impairment test which did not result in any impairment of goodwill.

Auditing management’s annual impairment test related to the Americas Components reporting unit was especially challenging due to the complexity of forecasting the future cash flows of this business and the significant estimation uncertainty of the assumptions included within such forecast. The significant estimation uncertainty was primarily due to the sensitivity of the reporting unit’s fair value to changes in the underlying assumptions used in the income approach which include, among others, forecasted revenue, gross profit margins, operating expenses,  working capital levels, and discount rates. These significant assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the Company’s ability to implement strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its annual financial forecasts.

To test the estimated fair value of the Americas Components reporting unit, we performed audit procedures that included, among others, involving a specialist to assist in assessing the Company’s fair value methodology and its development and calculation of the discount rate. We

Index

assessed the reasonableness of the Company’s assumptions around forecasted revenue, gross profit margins, operating expenses, working capital levels, and tax rates, as well as discount rates, by comparing those assumptions to recent historical performance, current economic and industry trends, and annual financial forecasts presented to the Board of Directors and communicated to external analysts. We also assessed the reasonableness of estimates included in the Company’s annual financial forecast by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy in forecasting revenues, gross profit margin, operating expenses, and capital expenditures by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculation and focused our testing accordingly. We evaluated the Company’s determination of its reporting units and tested the allocation of net assets to each of its reporting units. We also tested the Company’s reconciliation of the fair value of its reporting units to the Company’s market value as of the impairment test date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1975.

Denver, Colorado

February 11, 2025

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended December 31,
	2024	2023	2022
Sales	$27,923,324	$33,107,120	$37,124,422
Cost of sales	24,630,916	28,958,102	32,287,797
Gross profit	3,292,408	4,149,018	4,836,625
Operating expenses:
Selling, general, and administrative	2,217,940	2,412,822	2,567,008
Depreciation and amortization	162,994	181,116	187,382
Restructuring, integration, and other	142,917	83,916	13,741
	2,523,851	2,677,854	2,768,131
Operating income	768,557	1,471,164	2,068,494
Equity in earnings of affiliated companies	1,368	6,407	7,664
(Loss) gain on investments, net	(4,830)	19,284	(2,857)
Loss on extinguishment of debt	(1,657)	—	—
Employee benefit plan expense, net	(4,285)	(3,777)	(3,503)
Interest and other financing expense, net	(269,834)	(328,724)	(185,648)
Income before income taxes	489,319	1,164,354	1,884,150
Provision for income taxes	95,812	254,991	448,992
Consolidated net income	393,507	909,363	1,435,158
Noncontrolling interests	1,433	5,858	8,274
Net income attributable to shareholders	$392,074	$903,505	$1,426,884
Net income per share:
Basic	$7.36	$16.03	$22.01
Diluted	$7.29	$15.84	$21.80
Weighted-average shares outstanding:
Basic	53,282	56,359	64,838
Diluted	53,797	57,035	65,453

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated net income	$393,507	$909,363	$1,435,158
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(225,564)	74,800	(231,464)
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	7,859	(7,952)	8,779
(Loss) gain on interest rate swaps designated as cash flow hedges, net of taxes	(1,137)	2,783	28,664
Employee benefit plan items, net of taxes	4,854	(1,277)	18,724
Other comprehensive income (loss)	(213,988)	68,354	(175,297)
Comprehensive income	179,519	977,717	1,259,861
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,325)	6,989	6,582
Comprehensive income attributable to shareholders	$180,844	$970,728	$1,253,279

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$188,807	$218,053
Accounts receivable, net	13,030,991	12,238,073
Inventories	4,709,706	5,187,225
Other current assets	471,909	684,126
Total current assets	18,401,413	18,327,477
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	194,061	195,579
Machinery and equipment	1,623,228	1,632,606
	1,822,980	1,833,876
Less: Accumulated depreciation and amortization	(1,353,720)	(1,303,136)
Property, plant, and equipment, net	469,260	530,740
Investments in affiliated companies	57,299	62,741
Intangible assets, net	96,706	127,440
Goodwill	2,055,295	2,050,426
Other assets	677,734	627,344
Total assets	$21,757,707	$21,726,168
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,047,470	$10,070,015
Accrued expenses	1,238,714	1,463,915
Short-term borrowings, including current portion of long-term debt	349,978	1,653,954
Total current liabilities	12,636,162	13,187,884
Long-term debt	2,773,783	2,153,553
Other liabilities	516,234	507,424
Contingencies (Note 15)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2024 and 2023
Issued - 55,592 and 57,691 shares in 2024 and 2023, respectively	55,592	57,691
Capital in excess of par value	562,080	553,340
Treasury stock (3,420 and 3,880 shares in 2024 and 2023, respectively), at cost	(328,078)	(297,745)
Retained earnings	5,980,826	5,790,217
Accumulated other comprehensive loss	(509,269)	(298,039)
Total shareholders’ equity	5,761,151	5,805,464
Noncontrolling interests	70,377	71,843
Total equity	5,831,528	5,877,307
Total liabilities and equity	$21,757,707	$21,726,168

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Consolidated net income	$393,507	$909,363	$1,435,158
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	162,994	181,116	187,382
Amortization of stock-based compensation	34,631	41,569	42,930
Equity in earnings of affiliated companies	(1,368)	(6,407)	(7,664)
Deferred income taxes	(99,866)	(93,980)	(13,050)
Loss on extinguishment of debt	1,657	—	—
Loss (gain) on investments, net	5,260	(12,466)	2,857
Other	5,328	22,590	3,612
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	(1,013,091)	189,425	(1,430,400)
Inventories	421,063	139,313	(1,165,785)
Accounts payable	1,092,488	(457,382)	945,819
Accrued expenses	(140,871)	38,601	102,193
Other assets and liabilities	268,681	(246,293)	(136,129)
Net cash provided by (used for) operating activities	1,130,413	705,449	(33,077)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(92,703)	(83,285)	(78,836)
Proceeds from sale of property, plant, and equipment	5,157	—	—
Cash consideration paid for acquired businesses, net of cash acquired	(34,834)	—	—
Proceeds from collections of notes receivable	—	237	21,125
Proceeds from settlement of net investment hedge	10,635	10,725	—
Other	17,303	—	—
Net cash used for investing activities	(94,442)	(72,323)	(57,711)
Cash flows from financing activities:
Change in short-term and other borrowings	(1,155,909)	866,012	258,816
Proceeds from (repayments of) long-term bank borrowings, net	470,347	(1,031,881)	1,233,250
Redemption of notes	(1,000,000)	(300,000)	(350,000)
Net proceeds from note offering	989,564	496,268	—
Proceeds from exercise of stock options	5,354	17,010	17,340
Repurchases of common stock	(265,142)	(770,200)	(1,049,487)
Settlement of forward-starting interest rate swap	—	56,711	—
Other	(1,041)	(142)	(137)
Net cash (used for) provided by financing activities	(956,827)	(666,222)	109,782
Effect of exchange rate changes on cash	(108,390)	74,234	(64,273)
Net (decrease) increase in cash and cash equivalents	(29,246)	41,138	(45,279)
Cash and cash equivalents at beginning of year	218,053	176,915	222,194
Cash and cash equivalents at end of year	$188,807	$218,053	$176,915

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common	Capital in			Accumulated Other	Noncontrolling
	Stock at Par Value	Excess of Par Value	Treasury Stock	Retained Earnings	Comprehensive Loss	Interests	Total
Balance at December 31, 2021	$125,424	$1,189,845	$(3,629,265)	$7,787,948	$(191,657)	$58,551	$5,340,846
Consolidated net income	—	—	—	1,426,884	—	8,274	1,435,158
Other comprehensive loss	—	—	—	—	(173,605)	(1,692)	(175,297)
Amortization of stock-based compensation	—	42,930	—	—	—	—	42,930
Shares issued for stock-based compensation awards	—	(24,067)	41,407	—	—	—	17,340
Repurchases of common stock	—	—	(1,049,487)	—	—	—	(1,049,487)
Distributions	—	—	—	—	—	(137)	(137)
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	903,505	—	5,858	909,363
Other comprehensive income	—	—	—	—	67,223	1,131	68,354
Amortization of stock-based compensation	—	41,569	—	—	—	—	41,569
Shares issued for stock-based compensation awards	—	(38,536)	55,546	—	—	—	17,010
Repurchases of common stock	—	—	(770,200)	—	—	—	(770,200)
Retirement of treasury stock	(67,733)	(658,401)	5,054,254	(4,328,120)	—	—	—
Distributions	—	—	—	—	—	(142)	(142)
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income	—	—	—	392,074	—	1,433	393,507
Other comprehensive income	—	—	—	—	(211,230)	(2,758)	(213,988)
Amortization of stock-based compensation	—	34,631	—	—	—	—	34,631
Shares issued for stock-based compensation awards	375	(993)	5,972	—	—	—	5,354
Repurchases of common stock	—	—	(265,142)	—	—	—	(265,142)
Retirement of treasury stock	(2,474)	(24,898)	228,837	(201,465)	—	—	—
Distributions	—	—	—	—	—	(141)	(141)
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528

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

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States requires the company to make significant estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.

Trade Accounts Receivable

Trade accounts receivable are reported at amortized cost, net of the allowance for credit losses in the consolidated balance sheets. The allowance for credit losses is a valuation account that is deducted from the receivables’ amortized cost basis to present the net amount expected to be collected. Receivables are written off against the allowance when management believes the receivable balance is confirmed to be uncollectible.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally 3 to 10 years. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. The company assesses the recoverability of long-lived assets with definite lives at the asset group

Index

level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying value of an asset group cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference, subject to the limitation of individual asset fair values within the group.

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally 3 to 12 years. At December 31, 2024 and 2023, the company had unamortized software development costs of $195.0 million and $242.4 million, respectively, which are included in “Machinery and equipment” in the company’s consolidated balance sheets.

Identifiable Intangible Assets

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Investments

Investments are accounted for using the equity method if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The company records its investments in equity method investees meeting these characteristics as “Equity in earnings of affiliated companies” in the company’s consolidated statements of operations and “Investments in affiliated companies” in the company’s consolidated balance sheets.

Equity investments for which the company does not possess the ability to exercise significant influence are measured at fair value using quoted market prices, and are included in “Other assets” in the company’s consolidated balance sheets. Changes in fair value are recorded in “(Loss) gain on investments, net” in the company’s consolidated statements of operations.

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

Index

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

Goodwill is tested at a level of reporting referred to as the reporting unit. Below is a list of the company’s reporting units and the respective allocation of goodwill:

(thousands)	2024
Americas Components	$563,135
EMEA Components	115,651
Asia/Pacific Components (a)	—
eInfochips	223,659

Americas ECS	776,765
EMEA ECS	376,085
Consolidated	$2,055,295

(a) Within the global components reportable segment, the Asia/Pacific reporting unit’s goodwill was previously fully impaired.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital, perpetual growth rates, income tax rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company’s forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2024, 2023, and 2022, the company’s annual impairment testing did not indicate impairment at any of the company’s reporting units.

As of the date of the company’s 2024 annual impairment test, the fair value of all reporting units exceeded their carrying values by more than 38%. Discount rates are one of the more significant assumptions used in the income approach. If the company increased the discount rates used by 100 basis points, the fair value of all reporting units would still exceed their carrying values by more than 24%.

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

Index

Leases

The company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the company’s leases are classified as operating leases. The company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “Other liabilities” and “Accrued expenses” in the consolidated balance sheets. Lease expenses are recorded within “Selling, general, and administrative” in the consolidated statements of operations. Operating lease payments are presented within “Operating cash flows” in the consolidated statements of cash flows.

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

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustment, gains or losses on post-retirement benefit plans, gains or losses on foreign exchange contracts designated as net investment hedges, and gains and losses on interest rate swaps designated as cash flow hedges. Gains or losses on interest rate swaps, and foreign exchange contracts are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Amounts related to net investment hedges that are excluded from the assessment of hedge effectiveness are amortized to “Interest and other financing expense, net” on a straight-line basis over the life of the hedging instrument. Foreign currency translation adjustments included in comprehensive income which are deemed permanent investments in international affiliates were not tax effected. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition which cliff vest, and stock-based compensation awards with service conditions only are recognized over the vesting period on a straight-line basis. Stock-based compensation expense related to awards with graded vesting and performance conditions is recognized using the graded vesting method.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The company’s operations are classified into two reportable segments: global components and global ECS (see Note 16).

Revenue Recognition

The company recognizes revenue as control of products is transferred to customers, which generally happens at the point of shipment, or when the service has occurred. The company allows its customers to return product for exchange or credit in limited circumstances. The company also provides volume rebates and other discounts to certain customers which are considered a variable consideration. A provision for customer rebates and other discounts is recorded as a reduction of revenue at the time of sale based on an evaluation of the contract terms and historical experience. Sales are recorded net of discounts, rebates, and returns, which historically have not been material. Tariffs are included in sales as the company

Index

has enforceable rights to additional consideration to cover the cost of tariffs. Other taxes imposed by governmental authorities on the company’s revenue producing activities with customers, such as sales taxes and value-added taxes, are excluded from net sales.

Products sold by the company are generally delivered via shipment from the company's facilities, drop shipment directly from the vendor, or by electronic delivery of keys for software products. The company is the principal in transactions when it is principally responsible for fulfilling the order, which includes negotiating pricing, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. Sales, where the company is the principal in the transaction, are reported on the gross amount billed to a customer less discounts, rebates, and returns (referred to as “sales recognized on a gross basis”).

The company has contracts with certain customers where the company’s performance obligation is to arrange for the products or services to be provided by another party. The company is the agent in these arrangements, which pertains to the sale of supplier-provided service contracts to customers or delivery of product for which the company does not assume the risks and rewards of ownership as part of logistics services rendered to customers. Sales, where the company is the agent, are reported as the amount billed to the customer net of the cost of the sale (referred to as “sales recognized on a net basis”).

Within the company’s global ECS reportable segment, in certain periods, changes in the mix of sales of IT solutions impact the proportion of the company’s revenue that is recorded on a net basis compared to a gross basis. These changes increase or decrease sales during a period without a corresponding change in gross profit. This is driven by the company’s responsibilities in the sale of various IT solutions, which is based on terms and conditions in place with its partners.

No single customer accounted for more than 2% of the company’s 2024 consolidated sales. No single supplier accounted for more than 8% of the company’s consolidated sales in 2024. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company’s business, such as the company’s global ECS business, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers, MSPs, and VARs. Most of the company’s purchases from suppliers are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of “Selling, general, and administrative” or “Cost of sales”, depending on the nature of the transaction.

Vendor Programs

The company participates in supplier programs that provide for price protection, product rebates, marketing/promotional allowances, and other incentives. The consideration received under these programs is recorded in the consolidated statements of operations as an adjustment to “Cost of sales” or “Selling, general, and administrative”, according to the nature of the activity and terms of the vendor program. Incentives are accrued as they are earned based on sales of qualifying products or as services are provided in accordance with the terms of the related program.

Impact of Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating the impact of the ASU on its

Index

condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Upon adoption of this ASU, the company has disclosed significant segment expenses, the title and position of the CODM, and an explanation of how the reported measure of segment profit or loss is used by the CODM to assess segment performance and make resource allocation decisions. Effective December 31, 2024, the company adopted the provisions of this ASU on a retrospective basis. Refer to Note 16.

2. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarters of 2024, 2023, and 2022, the company’s annual impairment testing did not result in any additional impairment of goodwill of companies acquired.

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2022 (a)	$873,003	$1,154,623	$2,027,626
Foreign currency translation adjustment	2,191	20,609	22,800
Balance as of December 31, 2023 (a)	$875,194	$1,175,232	$2,050,426
Acquisitions	35,870	—	35,870
Foreign currency translation adjustment	(8,619)	(22,382)	(31,001)
Balance as of December 31, 2024 (a)	$902,445	$1,152,850	$2,055,295
(a)	The total carrying value of goodwill as of December 31, 2024, 2023, and 2022 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components reportable segment and $301.9 million was recorded in the global ECS reportable segment.

Intangible assets, net, are comprised of the following as of December 31, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$215,366	$(133,927)	$81,439
Amortizable trade name	74,001	(58,734)	15,267
	$289,367	$(192,661)	$96,706

Index

Intangible assets, net, are comprised of the following as of December 31, 2023:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$258,337	$(156,141)	$102,196
Amortizable trade name	73,811	(48,567)	25,244
	$332,148	$(204,708)	$127,440

Amortization expense related to identifiable intangible assets was $29.5 million, $31.2 million, and $34.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense for each of the years 2025 through 2029 is estimated to be approximately $20.2 million, $19.5 million, $18.9 million, $11.2 million, and $7.3 million, respectively.

3. Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

(thousands)	2024	2023
Marubun/Arrow	$43,851	$50,779
Other	13,448	11,962
	$57,299	$62,741

The equity in earnings of affiliated companies consists of the following:

(thousands)	2024	2023	2022
Marubun/Arrow	$(463)	$4,452	$6,289
Other	1,831	1,955	1,375
	$1,368	$6,407	$7,664

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of December 31, 2024 and 2023.

4. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

(thousands)	2024	2023
Accounts receivable	$13,147,436	$12,384,553
Allowance for credit losses	(116,445)	(146,480)
Accounts receivable, net	$13,030,991	$12,238,073

The following table is a rollforward for the company’s allowance for credit losses at December 31:

(thousands)	2024	2023	2022
Balance at beginning of period	$146,480	$93,397	$75,901
Charged to income	751	71,984	34,590
Translation Adjustments	(2,411)	690	(1,476)
Write-offs	(28,375)	(19,591)	(15,618)
Balance at end of period	$116,445	$146,480	$93,397

Index

The company monitors the current credit condition of its customers and other available information about expected credit losses in estimating its allowance for credit losses. The changes in allowance for credit losses taken in 2024 as compared to 2023, relates primarily to charges of $25.4 million recorded during 2023 relating to one customer within the global ECS reportable segment, of which $20.0 million was subsequently reversed upon recovery during 2024. As of December 31, 2024, the company has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk.

EMEA Asset Securitization

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions (“unaffiliated financial institutions”) on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2027, subject to extension in accordance with its terms. During the fourth quarter of 2024, the company extended the program’s maturity to 2027 and amended the program to correct an administrative error and regain compliance with certain operational covenants. In February 2024 the company amended provisions in the EMEA asset securitization program to update certain financial ratios. The program is conducted through Arrow EMEA Funding Corp B.V., an entity structured to be bankruptcy remote. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program for the years ended December 31:

(thousands)	2024	2023	2022
EMEA asset securitization, sales of accounts receivables	$1,892,516	$3,160,247	$2,524,276

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

Other amounts related to the EMEA asset securitization program as of December 31:

(thousands)	2024	2023
Receivables sold to unaffiliated financial institutions that were uncollected	$339,669	$529,266
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	528,975	805,788

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2024, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions, and accounts for these transactions as sales of the related receivables. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected as “Cash provided by operating activities” on the consolidated statements of cash flows. The company typically does not retain financial or legal interests in these receivables. Factoring fees for the sales of accounts receivable are included in “Interest and other financing expense, net” in the consolidated statements of operations. The company continues servicing the receivables which were sold.

Sales of trade accounts receivable under the company’s factoring programs for the years ended December 31:

(thousands)	2024	2023	2022
Sales of accounts receivables under the factoring programs	$928,279	$1,618,726	$1,612,909

Other amounts under the company’s factoring programs as of December 31:

(thousands)	2024	2023
Receivables sold under the factoring programs that were uncollected	$182,432	$375,940

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

The following table is a roll forward of the company’s outstanding obligations under its supplier finance programs:

(thousands)	2024	2023
Obligations outstanding at the beginning of the year	$1,113,479	$1,568,787
Invoices added during the year	4,576,839	4,388,317
Invoices paid during the year	(4,420,646)	(4,843,625)
Obligations outstanding at the end of the year	$1,269,672	$1,113,479

Index

6. Debt

Short-term borrowings, including the current portion of long-term debt, consist of the following at December 31:

(thousands)	2024	2023
3.25% notes, due September 2024	$—	$499,224
4.00% notes, due April 2025	349,808	—
Commercial paper	—	1,121,882
Other short-term borrowings	170	32,848
	$349,978	$1,653,954

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at December 31, 2024 and 2023. These borrowings were provided on a short-term basis and their maturity is agreed upon between the company and the lender. The uncommitted lines of credit had a weighted-average effective interest rate of 5.18% and 5.83% at December 31, 2024 and 2023, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at December 31, 2024 and $1.1 billion in outstanding borrowings at December 31, 2023. The commercial paper program had a weighted-average effective interest rate of 5.21% and 5.90% at December 31, 2024 and 2023, respectively.

Long-term debt consists of the following at December 31:

(thousands)	2024	2023
Revolving credit facility	$30,000	$—
North American asset securitization program	633,000	198,000
4.00% notes, due 2025	—	349,061
6.125% notes, due 2026	—	497,661
7.50% senior debentures, due 2027	110,266	110,184
3.875% notes, due 2028	497,775	497,098
5.15% notes, due 2029	495,209	—
2.95% notes, due 2032	495,576	495,039
5.875% notes, due 2034	494,986	—
Other obligations with various interest rates and due dates	16,971	6,510
	$2,773,783	$2,153,553

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt at December 31, using quoted market prices, is as follows:

(thousands)	2024	2023
4.00% notes, due 2025	$—	$343,500
6.125% notes, due 2026	—	502,000
7.50% senior debentures, due 2027	115,000	117,000
3.875% notes, due 2028	481,500	475,000
5.15% notes, due 2029	498,000	—
2.95% notes, due 2032	426,000	425,000
5.875% notes, due 2034	502,500	—

The carrying amount of the company’s other short-term borrowings, 4.00% notes due in 2025, revolving credit facility, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

Index

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at December 31, 2024), which is based on the company’s credit ratings, plus a credit spread adjustment of 0.10% or an effective interest rate of 5.48% at December 31, 2024. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at December 31, 2024. The company had $30.0 million in outstanding borrowings under the revolving credit facility at December 31, 2024 and no outstanding borrowings under the revolving credit facility at December 31, 2023.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at December 31, 2024), plus a credit spread adjustment of 0.10% or an effective interest rate of 4.83% at December 31, 2024. The facility fee is 0.40% of the total borrowing capacity.

The company had $633.0 million and $198.0 million in outstanding borrowings under the North American asset securitization program at December 31, 2024 and 2023, respectively, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $3.0 billion and $2.7 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at December 31, 2024 and 2023, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2024, the company was in compliance with all such financial covenants.

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

Annual payments of borrowings during each of the years 2025 through 2029 are $350.1 million, $39.8 million, $747.3 million, $503.4 million, and $500.0 million, respectively, and $1.0 billion for all years thereafter.

Interest and other financing expense, net, includes interest and dividend income of $54.5 million, $66.4 million, and $33.7 million in 2024, 2023, and 2022, respectively. Interest paid, net of interest and dividend income, amounted to $199.0 million, $274.1 million, and $175.6 million in 2024, 2023, and 2022, respectively.

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

Index

minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy has three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,751	$—	$—	$10,751
Equity investments (b)	Other assets	42,907	—	—	42,907
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,679	—	53,679
		$53,658	$53,679	$—	$107,337

The following table presents assets measured at fair value on a recurring basis at December 31, 2023:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$8,729	$—	$—	$8,729
Equity investments (b)	Other assets	57,625	—	—	57,625
Interest rate swaps designated as fair value hedge	Other liabilities	—	(454)	—	(454)
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	47,245	—	47,245
		$66,354	$46,791	$—	$113,145
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. During 2024, 2023, and 2022, the company recorded unrealized gains (losses) of $(12.0) million, $9.7 million, and $(5.8) million, respectively, on equity securities held at the end of each year.

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

Index

The fair value of interest rate swaps are estimated using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

In June 2023, the company terminated its outstanding forward-starting interest rate swaps and received a cash payment of $56.7 million, which is reported in the “Cash flows from financing activities” section of the consolidated statements of cash flows. In April 2024, the forecasted bond issuance occurred, and the $56.7 million gain will be amortized to “Interest and other financing expense, net” in the company’s consolidated statement of operations over the 10-year life of the bond.

The company occasionally enters into interest rate swap transactions, designated as fair value hedges, that convert certain fixed-rate debt to variable-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. For qualifying interest rate fair value hedges, gains or losses on derivatives are included in “Interest and other financing expense, net” in the consolidated statements of operations. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is also included in “Interest and other financing expense, net.”

At December 31, 2023, the company had one outstanding interest rate swap designated as a fair value hedge of its 6.125% notes due in March 2026, the terms of which were as follows:

		Notional Amount	Weighted-Average	Interest Rate due to
Trade Date	Maturity Date	(thousands)	Interest Rate	Counterparty
February 2023	March 2026	$500,000	6.125%	SOFR+0.508%

In March 2024, the counterparty cancelled the swap and the company de-designated the fair value hedging relationship.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro and Indian Rupee. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at December 31, 2024 and 2023 was $1.1 billion and $1.0 billion, respectively.

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

Index

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company's net investments in subsidiaries with Euro-denominated net assets for the years ended December 31:

	Notional Amount (thousands)
Maturity Date	2024		2023
September 2024	EUR	-	EUR	50,000
April 2025	EUR	100,000	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	200,000	EUR	250,000

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

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows for the years ended December 31:

(thousands)	Income Statement Line	2024	2023	2022
Gain (Loss) Recognized in Income (Loss)
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$6,747	$7,460	$8,805
Interest rate swaps, cash flow hedge	Interest Expense	593	(2,889)	(3,586)
Interest rate swap, fair value hedge (b)	Interest Expense	454	(454)	—
Total		$7,794	$4,117	$5,219
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$12,996	$(2,276)	$15,474
Interest rate swaps, cash flow hedge		(685)	585	25,937
Total		$12,311	$(1,691)	$41,411
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net.”
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million during 2024, and a loss of $5.8 thousand during 2023, respectively. During the first quarter of 2024, the fair value hedge was terminated.
(c)	Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of $(4.0) million, $(1.8) million, and $1.8 million for 2024, 2023, and 2022, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Index

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

(thousands)	2024	2023	2022
Current:
Federal	$(8,586)	$33,832	$139,730
State	3,352	16,108	29,117
International	200,912	299,031	293,195
	$195,678	$348,971	$462,042
Deferred:
Federal	$(50,305)	$(59,342)	$(39,658)
State	(8,348)	(11,960)	(5,613)
International	(41,213)	(22,678)	32,221
	(99,866)	(93,980)	(13,050)
	$95,812	$254,991	$448,992

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates for the years ended December 31 are as follows:

(thousands)	2024	2023	2022
United States	$(234,972)	$(38,848)	$517,642
International	724,291	1,203,202	1,366,508
Income before income taxes	$489,319	$1,164,354	$1,884,150

Provision at statutory tax rate	$102,757	$244,514	$395,672
State taxes, net of federal benefit	(3,279)	2,379	18,675
International effective tax rate differential	8,958	27,993	26,210
Change in valuation allowance	333	(7,755)	(6,378)
Other non-deductible expenses	(585)	2,993	7,441
Changes in tax accruals	(9,419)	1,153	5,993
Tax credits	(10,786)	(7,666)	980
U.S. tax (benefit) on foreign earnings	6,801	(10,075)	3,879
Other	1,032	1,455	(3,480)
Provision for income taxes	$95,812	$254,991	$448,992

The company is subject to taxation of GILTI on foreign subsidiaries and a tax provision to deduct a portion of FDII of U.S. corporations. GILTI tax expense, accounted for as a current period cost, net of FDII benefit, resulted in a net tax expense (benefit) of $4.7 million, $23.0 million, and $(7.4) million during 2024, 2023, and 2022, respectively.

At December 31, 2024, a short-term tax payable of $6.9 million was recorded in the consolidated balance sheets for a one-time transition tax on the foreign subsidiaries’ accumulated unremitted earnings related to the 2017 U.S. Tax Cuts and Jobs Act.

At December 31, 2024, the company had a liability for unrecognized tax positions of $64.0 million. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities’ income tax examination processes. Material changes are not expected; however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2025. Currently, the company is unable to make a reasonable estimate of when cash settlement would occur and how it would impact the effective tax rate.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(thousands)	2024	2023	2022
Balance at beginning of year	$82,808	$75,666	$71,422
Additions based on tax positions taken during a prior period	4,537	7,466	6,760
Reductions based on tax positions taken during a prior period	(20,245)	(4,448)	(3,007)
Additions based on tax positions taken during the current period	7,943	5,505	3,526
Reductions related to settlement of tax matters	(11,090)	—	(2,271)
Reductions related to a lapse of applicable statute of limitations	—	(1,381)	(764)
Balance at end of year	$63,953	$82,808	$75,666

Interest costs related to unrecognized tax benefits are classified as a component of “Interest and other financing expense, net” in the company’s consolidated statements of operations. In 2024, 2023, and 2022, the company recognized $5.9 million, $4.0 million, and $4.4 million, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2024 and 2023, the company had accrued a liability of $23.5 million and $17.5 million, respectively, for interest related to unrecognized tax benefits.

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2024:

United States - Federal	2016 - present
United States - States	2015 - present
Germany (a)	2020 - present
China and Hong Kong	2017 - present
Italy (a)	2013 - present
Netherlands	2018 - present
Sweden	2019 - present
Taiwan	2018 - present
United Kingdom	2020 - present
(a)	Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Index

Deferred tax assets and liabilities consist of the following at December 31:

(thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$16,567	$17,987
Inventory adjustments	110,370	68,542
Allowance for credit losses	20,475	27,637
Accrued expenses	86,964	73,251
Interest carryforward	21,923	4,170
Stock-based compensation awards	5,490	5,692
Lease liability	65,718	68,605
Research and experimentation costs (a)	73,971	59,277
Other	992	3,332
	402,470	328,493
Valuation allowance	(16,165)	(15,832)
Total deferred tax assets	$386,305	$312,661

Deferred tax liabilities:
Goodwill	$(157,786)	$(152,551)
Depreciation	(42,540)	(58,419)
Lease right-of-use assets	(61,685)	(64,937)
Other comprehensive income items	(15,615)	(13,204)
Total deferred tax liabilities	$(277,626)	$(289,111)
Total net deferred tax assets	$108,679	$23,550
(a)	At December 31, 2024, and 2023, the company recorded deferred tax asset of $74.0 million and $59.3 million related to capitalized U.S. based research and experimental (“R&E”) costs, pursuant to the U.S. Internal Revenue Code Section 174, as amended by the 2017 U.S. Tax Cuts and Jobs Act.

At December 31, 2024, the company had international tax loss carryforwards of approximately $30.3 million, of which $7.0 million have expiration dates ranging from 2025 to 2044, and the remaining $23.3 million have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $7.8 million with a corresponding valuation allowance of $2.6 million. At December 31, 2024, the company had a valuation allowance of $0.1 million related to other deferred tax assets.

At December 31, 2024, the company had deferred tax assets of approximately $8.7 million with a corresponding valuation allowance of $6.4 million, related to U.S. state net operating loss carryforwards. Valuation allowances are needed when deferred tax assets may not be realized due to the uncertainty of the timing and the ability of the company to generate sufficient future taxable income in certain tax jurisdictions.

At December 31, 2024, the company had approximately $5.4 billion in undistributed foreign earnings which it deems to be indefinitely reinvested, and approximately $2.0 billion in undistributed foreign earnings which it deems to be not permanently reinvested. The company recognizes that if it reverses its indefinite reinvestment assertion on $5.4 billion of foreign earnings, it may be subject to additional foreign taxes and U.S. state income taxes.

Income taxes paid, net of income taxes refunded, amounted to $230.5 million, $538.4 million, and $384.4 million in 2024, 2023, and 2022, respectively.

Index

9. Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

(thousands)	2024	2023	2022
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$10,279	$—	$—
Other plans	3,848	8,877	6,994
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	84,510	19,077	(370)
Increases to environmental remediation liabilities (c)	756	23,336	2,544
Early lease termination costs	6,814	29,400	3,162
Consulting costs (d)	25,306	—	—
Other charges	11,404	3,226	1,411
	$142,917	$83,916	$13,741
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to the termination of personnel. As of December 31, 2024, the accrued liabilities related to these costs totaled $6.6 million and substantially all accrued amounts are expected to be spent in cash within one year.
(c)	Refer to Note 15 for further discussion of environmental liabilities.
(d)	Consulting costs are related to operating expense reduction costs not related to the restructuring initiative.

Operating Expense Efficiency Plan

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

Under the Plan, the company expects to incur pre-tax restructuring charges of approximately $185.0 million, consisting of approximately $110.0 million of employee severance and other personnel cash expenditures; approximately $50.0 million of non-cash asset impairments, accelerated depreciation and inventory write-downs related to the wind-down of certain business operations; and approximately $25.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

The following table presents the costs related to the Operating Expense Efficiency Plan:

(thousands)	Income Statement line	Year Ended December 31, 2024	Total Cost Incurred to Date
Employee severance and benefit costs	Restructuring, integration, and other	$1,348	$1,348
Inventory write-downs	Cost of sales	50,344	50,344
Asset impairments	Restructuring, integration, and other	1,416	1,416
Other costs (a)	Restructuring, integration, and other	7,515	7,515
		$60,623	$60,623
(a)	Other costs consist primarily of consulting and other professional fees and lease terminations.

Index

The following table presents the activity in the restructuring and integration accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee severance and benefit costs	Inventory write-downs and asset impairments	Other costs	Total
Balance at December 31, 2023	$-	$-	$-	$-
Restructuring related charges	1,348	51,760	7,515	60,623
Asset write-offs and other non-cash activity	-	(51,760)	(177)	(51,937)
Cash payments	(964)	-	(7,136)	(8,100)
Balance at December 31, 2024	$384	$-	$202	$586

Substantially all amounts accrued at December 31, 2024 related to the Operating Expense Efficiency Plan are expected to be paid in cash within one year.

10. Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

		Gain	Gain
		(Loss) on Foreign	(Loss) on
	Foreign	Exchange	Interest Rate
	Currency	Contracts	Swaps
	Translation	Designated as	Designated as	Employee
	Adjustment and	Net Investment	Cash Flow	Benefit Plan
(thousands)	Other, Net	Hedges, Net	Hedges, Net	Items, Net	Total
Balance as of December 31, 2022	$(422,711)	$20,111	$27,855	$9,483	$(365,262)
Other comprehensive income (loss) before reclassifications (a)	72,949	(2,276)	585	(1,011)	70,247
Amounts reclassified into income	720	(5,676)	2,198	(266)	(3,024)
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2023	73,669	(7,952)	2,783	(1,277)	67,223
Balance as of December 31, 2023	(349,042)	12,159	30,638	8,206	(298,039)
Other comprehensive income (loss) before reclassifications (a)	(222,489)	12,996	(685)	5,027	(205,151)
Amounts reclassified into income	(317)	(5,137)	(452)	(173)	(6,079)
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2024	(222,806)	7,859	(1,137)	4,854	(211,230)
Balance as of December 31, 2024	$(571,848)	$20,018	$29,501	$13,060	$(509,269)
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(52.9) million and $21.2 million for 2024 and 2023, respectively.

Index

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding:

			Common
	Common	Treasury	Stock
(thousands)	Stock Issued	Stock	Outstanding
Common stock outstanding at December 31, 2021	125,424	57,358	68,066
Shares issued for stock-based compensation awards	—	(525)	525
Repurchases of common stock	—	9,342	(9,342)
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(653)	653
Repurchases of common stock	—	6,091	(6,091)
Retirement of treasury stock	(67,733)	(67,733)	—
Common stock outstanding at December 31, 2023	57,691	3,880	53,811
Shares issued for stock-based compensation awards	375	(75)	450
Repurchases of common stock	—	2,089	(2,089)
Retirement of treasury stock	(2,474)	(2,474)	—
Common stock outstanding at December 31, 2024	55,592	3,420	52,172

During the year ended December 31, 2024, the company retired 2.5 million shares of treasury stock with a cost of $228.8 million. During the year ended December 31, 2023, the company retired 67.7 million shares of treasury stock with a cost of $5.1 billion. The company has 2.0 million authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2024 and 2023.

Share-Repurchase Programs

The following table shows the company’s share-repurchase programs as of December 31, 2024:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share-Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
September 2022	$600,000	$600,000	$—
January 2023	1,000,000	675,937	324,063
Total	$1,600,000	$1,275,937	$324,063

The company repurchased 2.0 million shares and 6.1 million shares of common stock for $250.0 million and $745.9 million, in 2024 and 2023, respectively, under the share-repurchase program excluding excise taxes. During 2024, the company accrued $2.1 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share-repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. As of December 31, 2024, approximately $324.1 million remained available for repurchase under the share-repurchase program. The company’s share-repurchase program does not have an expiration date.

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

Index

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31:

(thousands except per share data)	2024	2023	2022
Net income attributable to shareholders	$392,074	$903,505	$1,426,884
Weighted-average shares outstanding - basic	53,282	56,359	64,838
Net effect of various dilutive stock-based compensation awards	515	676	615
Weighted-average shares outstanding - diluted	53,797	57,035	65,453
Net income per share:
Basic	$7.36	$16.03	$22.01
Diluted (a)	$7.29	$15.84	$21.80

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	16	32	53

12. Employee Stock Plans

Omnibus Plan

The company maintains the Omnibus Plan, which provides an array of equity alternatives available to the company when designing compensation incentives. The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, ISOs, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.

Under the terms of the Omnibus Plan, a maximum of 24.0 million shares of common stock may be awarded. There were 4.4 million shares and 5.0 million shares available for grant under the Omnibus Plan as of December 31, 2024, and 2023, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations on a straight-line basis over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. The company recorded, as a component of “Selling, general, and administrative expenses,” amortization of stock-based compensation of $34.6 million, $41.6 million, and $42.9 million in 2024, 2023, and 2022, respectively. The actual tax benefit realized from share-based payment awards during 2024, 2023, and 2022 was $5.6 million, $8.9 million, and $5.9 million, respectively.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options generally vest in equal installments over a four-year period. Options currently outstanding have contractual terms of ten years. The company has not granted non-qualified stock options or ISOs since 2020 and does not intend to grant them in the future.

Index

The following information relates to the stock option activity for the year ended December 31, 2024:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(thousands)
Outstanding at December 31, 2023	322,252	$76.73
Exercised	(71,187)	76.63
Forfeited	(1,520)	79.22
Outstanding at December 31, 2024	249,545	76.75	42 months	$9,076
Exercisable at December 31, 2024	249,090	$76.74	42 months	$9,061

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the market value of the company’s stock.

The total intrinsic value of options exercised during 2024, 2023, and 2022 was $3.3 million, $12.5 million, and $10.0 million, respectively.

Cash received from option exercises during 2024, 2023, and 2022 was $5.4 million, $17.0 million, and $17.3 million, respectively, and is included within the financing activities section in the company’s consolidated statements of cash flows.

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

Non-Employee Director Awards

The company’s Board sets the amounts and types of equity awards that are granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service

Index

of a non-employee director as Chairman of the Board or Lead Independent Director, or the first selection or appointment of an individual to the Board as a non-employee director. Currently, non-employee directors receive annual awards of restricted stock units valued at $0.2 million with an additional amount for the non-employee director serving as board chair. The restricted stock units have a vesting period of around one-year and non-employee directors may elect to settle such awards (i) on the first anniversary of the grant date or (ii) following such director’s separation from service provided that they continuously served on the Board from the grant date through the vesting date. All restricted stock units are settled in common stock one to one.

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director’s annual retainer fee is deferred and converted into units based on the fair market value of the company’s stock as of the date it was payable and paid upon separation of service from the Board.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2024:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested shares at December 31, 2023	820,220	$117.84
Granted	401,602	115.73
Vested	(337,945)	109.77
Forfeited	(43,178)	122.68
Non-vested shares at December 31, 2024	840,699	$119.83

The total fair value of shares vested during 2024, 2023, and 2022 was $39.5 million, $57.0 million, and $47.3 million, respectively.

As of December 31, 2024, there was $31.8 million of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.2 years.

13. Employee Benefit Plans

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2024, there were 10 current and 26 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

The Arrow SERP, as amended, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the Arrow SERP. The Arrow SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55.

Index

The company uses a December 31 measurement date for the Arrow SERP benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP
(thousands)	2024	2023
Accumulated benefit obligation	$74,530	$77,737
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	88,084	84,148
Service cost	3,193	3,250
Interest cost	4,081	4,082
Actuarial (gain) loss	(6,602)	1,328
Benefits paid	(5,724)	(4,724)
Projected benefit obligation at end of year	83,032	88,084
Funded status	$(83,032)	$(88,084)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(6,168)	$(6,186)
Noncurrent liabilities	(76,864)	(81,898)
Net liability at end of year	$(83,032)	$(88,084)
Components of net periodic pension cost:
Service cost	$3,193	$3,250
Interest cost	4,081	4,082
Amortization of prior service cost	337	336
Amortization of net loss	(164)	(668)
Net periodic pension cost	$7,447	$7,000
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.50%	4.80%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	N/A	N/A
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.80%	5.00%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	N/A	N/A

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

Benefit payments are expected to be paid as follows:

(thousands)	Arrow SERP
2025	$6,168
2026	6,318
2027	6,183
2028	6,201
2029	6,792
2030 - 2034	36,382

As of December 31, 2024, the company had designated $115.7 million in assets to cover the ongoing costs of SERP payouts for both current and former executives. These assets were comprised primarily of life insurance policies and mutual fund investments, and $114.4 million of these investments were held in a rabbi trust. Contributions to the rabbi trust are irrevocable by the company. In the event of bankruptcy by the company, the assets held by the rabbi trust are subject to claims made by the company’s creditors.

Index

Other Comprehensive Income Items

The following table presents the other comprehensive income items for the years ended December 31:

(thousands)	2024	2023	2022
Actuarial (loss) gains, net of tax	$5,027	$(1,011)	$19,548
Reclassification of actuarial loss (gain), net of tax (a)	(125)	(508)	590
Prior service (costs), net of tax	—	—	(2,304)
Reclassification of prior service costs, net of tax	256	256	—

Accumulated other comprehensive income (loss) at December 31, 2024 and 2023 includes unrecognized actuarial gains, net of related taxes, of $12.2 million and $7.3 million, respectively, that have not yet been recognized in net periodic pension cost. Accumulated other comprehensive income (loss) at December 31, 2024 and 2023 includes prior service (costs), net of related taxes, of $(1.8) million and $(2.0) million, respectively, that have not yet been recognized in net periodic pension cost.

Defined Contribution Plans

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $20.1 million, $21.2 million, and $20.3 million in 2024, 2023, and 2022, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $22.4 million, $22.6 million, and $22.1 million in 2024, 2023, and 2022, respectively.

14. Lease Commitments

The company leases certain offices, distribution centers, and other property under non-cancellable operating leases expiring at various dates through 2036. Substantially all leases are classified as operating leases. The company recorded operating lease costs of $98.0 million, $93.4 million, and $92.0 million in 2024, 2023, and 2022, respectively.

The following amounts were recorded in the consolidated balance sheets at December 31:

(thousands)	2024	2023
Operating Leases
Right-of-use asset	$251,129	$269,524

Lease liability - current	$68,941	$74,232
Lease liability - non-current	198,466	210,110
Total operating lease liabilities	$267,407	$284,342

Maturities of operating lease liabilities at December 31 were as follows:

(thousands)	2024
2025	$77,607
2026	63,279
2027	53,911
2028	43,888
2029	23,085
Thereafter	39,252
Total lease payments	301,022
Less: imputed interest	(33,615)
Total	$267,407

Index

Other information pertaining to leases consists of the following for the year ended December 31:

(thousands)	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$94,829	$91,797
Right-of-use assets obtained in exchange for operating lease obligations	62,583	74,356

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	5 years	5 years
Weighted-average discount rate	5.4%	4.6%

15. Contingencies

Environmental Matters

The Company has accrued liabilities of $24.7 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.1 million and $86.5 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to be between $5.3 million and $17.0 million and at the Norco site they are estimated to be between $19.4 million and $35.5 million.

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

During 2023, the company recorded charges of $23.3 million related to increases in the environmental liabilities for the Huntsville and Norco sites. These costs are included in “Restructuring, integration, and other” on the company’s consolidated statements of operations.

To date, the company has recovered approximately $47.3 million from certain insurance carriers relating to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries.

It is reasonably possible that the company will need to adjust the liabilities noted above to reflect the effects of new or additional information, to the extent that such information impacts the costs, timing, or duration of the required actions.

Index

Future changes in estimates of the costs, timing, or duration of the required actions could have a material adverse effect on the company’s consolidated financial position, results of operations, or cash flows.

Other

During 2023, the company received $62.2 million in settlement benefits in connection with claims filed against certain manufacturers of aluminum, tantalum, and film capacitors who allegedly colluded to fix the price of capacitors from 2001 through 2014. These amounts were recorded as a reduction to “Selling, general, and administrative” in the company’s consolidated statements of operations.

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

16. Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer, who is the CODM as defined in ASC 280, Segment Reporting, reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors and similarities such as the nature of products, the level of shared products, technology and other resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within the global components reportable segment and the global ECS reportable segment based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

The company’s global components reportable segment is enabled by a comprehensive range of value-added capabilities and services, markets, and distributes electronic components to OEMs and EMS providers. The company’s global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. The global ECS portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users.

The CODM evaluates the performance of both reportable segments based on operating income. Sales, net gross profit, and operating expenses are also monitored closely. This information is used to monitor operating margins, measure segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

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

Index

Sales, by reportable segment by geographic area, are as follows:

(thousands)	2024	2023	2022
Sales:
Components:
Americas	$6,411,701	$7,954,713	$9,592,547
EMEA	5,648,107	8,074,894	7,627,974
Asia/Pacific	7,923,459	9,390,292	11,567,482
Global components	$19,983,267	$25,419,899	$28,788,003

ECS:
Americas	$4,067,160	$4,160,298	$4,847,027
EMEA	3,872,897	3,526,923	3,489,392
Global ECS	$7,940,057	$7,687,221	$8,336,419
Consolidated	$27,923,324	$33,107,120	$37,124,422

Sales by country are as follows:

(thousands)	2024	2023	2022
Sales:
China and Hong Kong	$4,033,744	$4,858,871	$6,339,883
Germany	3,007,517	4,341,837	4,715,806
Other	11,114,613	12,737,852	12,901,063
Total foreign	$18,155,874	$21,938,560	$23,956,752
United States	9,767,450	11,168,560	13,167,670
Total	$27,923,324	$33,107,120	$37,124,422

The company operates in more than 85 countries worldwide. Sales to unaffiliated customers are based on the company location that maintains the customer relationship and transacts the external sale.

Results of operations by reportable segment are as follows for the years ended December 31:

	2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$19,983,267	$7,940,057	$-	$27,923,324
Cost of sales	17,650,909	6,980,007	-	24,630,916
Gross profit	2,332,358	960,050	-	3,292,408
Gross profit margin	11.7%	12.1%	-	11.8%
Operating expenses (a)	1,591,085	549,975	382,791	2,523,851
Operating income (loss) (b) (c) (d)	$741,273	$410,075	$(382,791)	$768,557
Operating income margin	3.7%	5.2%	-	2.8%

	2023
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$25,419,899	$7,687,221	$-	$33,107,120
Cost of sales	22,220,779	6,737,323	-	28,958,102
Gross profit	3,199,120	949,898	-	4,149,018
Gross profit margin	12.6%	12.4%	-	12.5%
Operating expenses (a)	1,739,954	582,894	355,006	2,677,854
Operating income (loss) (b) (c) (d)	$1,459,166	$367,004	$(355,006)	$1,471,164
Operating income margin	5.7%	4.8%	-	4.4%

Index

	2022
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$28,788,003	$8,336,419	$-	$37,124,422
Cost of sales	24,883,076	7,404,721	-	32,287,797
Gross profit	3,904,927	931,698	-	4,836,625
Gross profit margin	13.6%	11.2%	-	13.0%
Operating expenses (a)	1,943,802	523,179	301,150	2,768,131
Operating income (loss) (d)	$1,961,125	$408,519	$(301,150)	$2,068,494
Operating income margin	6.8%	4.9%	-	5.6%

(a)	Segment operating expenses include employee related expenses, depreciation and amortization, allowance for credit losses, and other segment expenses.
(b)	Global components operating income includes charges of $60.6 million in inventory write downs related to the wind down of businesses in 2024. Global components operating income includes $62.2 million in settlement benefits recorded as a reduction to operating expense for 2023. Refer to Note 15.
(c)	In 2023, global ECS operating income includes charges of $25.4 million to increase the allowance for credit losses related to one customer. During 2024, global ECS operating income includes a reversal of charges of $20.0 million for aged receivables that were collected, related to the same customer.
(d)	Corporate operating loss for the years 2024, 2023, and 2022 includes restructuring, integration, and other charges of $142.9 million, $83.9 million, and $13.7 million, respectively. Refer to Note 9.

Total assets, by reportable segment, at December 31 are as follows:

(thousands)	2024	2023
Total assets:
Global components	$14,765,931	$15,129,190
Global ECS	6,518,723	6,051,459
Corporate	473,053	545,519
Consolidated	$21,757,707	$21,726,168

Long-lived assets by country are as follows:

(thousands)	2024	2023
Long-lived assets:
Netherlands	$78,120	$89,199
France	86,268	87,861
Other	223,903	258,264
Total foreign	$388,291	$435,324
United States	332,098	364,940
Total	$720,389	$800,264

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2024 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are effective.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, and concluded that it is effective.

The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arrow Electronics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 11, 2025

Item 9B. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Executive Officers” in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the heading “Proposal 1: Election of Directors” in the company’s Proxy Statement, filed in connection with the 2025 Annual Meeting of Shareholders (“Proxy Statement”), is incorporated herein by reference. The company will provide disclosure of delinquent Section 16(a) reports, if any, in its Proxy Statement under a section titled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Information about the company’s audit committee is set forth under the subheading “Audit Committee” under the heading “The Board and its Committees” in the company’s Proxy Statement, and is incorporated herein by reference.

Information about the company’s policies prohibiting insider trading and related procedures is included as Exhibit 19 to this report and is set forth under the heading “Insider Trading Policy” in the company’s Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item concerning director and executive compensation is incorporated herein by reference to the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Risk Analysis,” “Policies Regarding Awards of Options or Similar Instruments in Relation to Disclosure of Material Nonpublic Information,” “Compensation of the Named Executive Officers,” “Agreements and Potential Payouts Upon Termination or Change in Control,” “CEO Pay Ratio,” and “Pay Versus Performance” in the company’s Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1	Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	46

		Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	49

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	50

		Consolidated Balance Sheets as of December 31, 2024 and 2023	51

		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	52

		Consolidated Statements of Equity for the years ended December 31, 2024, 2023, and 2022	53

		Notes to the Consolidated Financial Statements	54

	2	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	89

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3	Exhibits.

		See Index of Exhibits included on pages	90 - 96

ARROW ELECTRONICS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to			Balance at
Allowance for credit losses (thousands)	Year	Income	Other (a)	Write-down	End of Year
Year ended December 31, 2024	$146,480	$751	$(2,411)	$28,375	$116,445

Year ended December 31, 2023	$93,397	$71,984	$690	$19,591	$146,480

Year ended December 31, 2022	$75,901	$34,590	$(1,476)	$15,618	$93,397
(a)	“Other” primarily includes the effect of fluctuations in foreign currencies and the allowance for credit losses of the businesses acquired and disposed of by the company.

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3(a)

Restated Certificate of Incorporation of Arrow Electronics, Inc. dated as of December 12, 2024 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K dated December 12, 2024, Commission File No. 1-4482).

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

4(c)(iii)

Fifth Supplemental Indenture, dated as of March 1, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4(b) to the company's Quarterly Report on the Form 10-Q for the quarter ended April 1, 2023, Commission File No. 1-4482).

4(d)

Indenture, dated as of March 1, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement under the Securities Act of 1933 on Form S-3 dated March 1, 2024, Commission File No. 1-4482).

4(d)(i)

First Supplemental Indenture, dated as of April 10, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated April 10, 2024, Commission File no. 1-4482).

4(d)(ii)

Second Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated August 21, 2024, Commission File no. 1-4482).

10(a)

Amendment No. 35, dated as of September 10, 2024, to the Transfer and Administration Agreement dated as of March 21, 2001, reflecting original agreement and cumulative amendments (incorporated by reference to Exhibit 10.1 to the company’s Current Report on the Form 8-K dated September 10, 2024, Commission File No. 1-4482).

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

10(g)(ix)

Form of Offer of Employment Letter (External) for Executive Officers (incorporated by reference to Exhibit 10(g)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 1-4482).

10(g)(x)

Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(g)(xi)

First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(g)(vi) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(g)(xii)

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

10(l)(ix)

Amendment No. 6 to Receivables Transfer Agreement, dated as of February 08, 2024, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, Commission File No. 1-4482).

10(l)(x)*

Amendment No. 7 to Receivables Transfer Agreement, dated as of October 31, 2024, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc.

10(l)(xi)*

Amendment No. 2 to the Master Framework Agreement, dated as of December 16, 2024, among Arrow EMEA Funding Corp B.V., as the SPV; BNP Paribas, as administrative agent, a purchaser agent and as a committed purchaser; Matchpoint Finance PLC, as a conduit purchaser; ING Belgium S.A./N.V., as a purchaser agent; Mont Blanc Capital Corp, as a committed purchaser; Arrow Electronics (UK) Limited, as an agent servicer; Arrow Central Europe GmbH, as SPV servicer and originator; U.S. Bank Trustees Limited, as security trustee; and Elavon Financial Services DAC, as paying agent, and Arrow Electronics Inc. as the parent.

10(m)+

Form of Indemnification Agreement between Arrow Electronics, Inc., and each of its directors and officers (incorporated by reference to Exhibit 10(m) to the company’s Annual Report on Form 10-K for the year ended December 31, 2022, Commission File No. 1-4482).

10(n)*

Amended and Restated Limited Recourse Receivable Discounting Framework Agreement, dated as of November 19, 2024, by and among the Hong Kong and Shanghai Banking Corporation Limited, Arrow Electronics China Limited and Arrow/Components Agent Limited.

19*	Insider Trading Policy.

21*	Subsidiary Listing.

23*	Consent of Independent Registered Public Accounting Firm.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the company’s Annual Report on Form 10-K for the year ended December 31, 2023, Commission File No. 1-4482).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.

+     : Indicates a management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date:	February 11, 2025	By:	/s/ Carine Jean-Claude
Carine Jean-Claude
Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Sean J. Kerins	President, Chief Executive Officer, and Director	February 11, 2025
	Sean J. Kerins	(principal executive officer)

By:	/s/ Rajesh K. Agrawal	Senior Vice President and Chief Financial Officer	February 11, 2025
	Rajesh K. Agrawal	(principal financial officer)

By:	/s/ Yun S. Cho	Vice President and Corporate Controller	February 11, 2025
	Yun S. Cho	(principal accounting officer)

By:	/s/ Steven H. Gunby	Chair of the Board of Directors	February 11, 2025
Steven H. Gunby

By:	/s/ William F. Austen	Director	February 11, 2025
William F. Austen

By:	/s/ Lawrence (Liren) Chen	Director	February 11, 2025
Lawrence (Liren) Chen

By:	/s/ Gail E. Hamilton	Director	February 11, 2025
Gail E. Hamilton

By:	/s/ Michael D. Hayford	Director	February 11, 2025
Michael D. Hayford

By:	/s/ Andrew C. Kerin	Director	February 11, 2025
Andrew C. Kerin

By:	/s/ Carol P. Lowe	Director	February 11, 2025
Carol P. Lowe

By:	/s/ Mary T. McDowell	Director	February 11, 2025
Mary T. McDowell

By:	/s/ Gerry P. Smith	Director	February 11, 2025
Gerry P. Smith