Form 10-Q
period 2025-03-29
ARROW ELECTRONICS, INC.
filed 2025-05-01
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

Yes ☐   No ☒

There were 51,873,987 shares of Common Stock outstanding as of April 24, 2025.

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

* Terms used, but not defined, within the body of the Form 10-Q, including in the Consolidated Financial Statements and accompanying notes, are defined in this Glossary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended
	March 29,	March 30,
	2025	2024
Sales	$6,814,017	$6,924,260
Cost of sales	6,040,025	6,066,434
Gross profit	773,992	857,826
Operating expenses:
Selling, general, and administrative	562,316	583,326
Depreciation and amortization	35,810	41,727
Restructuring, integration, and other	17,313	46,856
	615,439	671,909
Operating income	158,553	185,917
Equity in earnings (losses) of affiliated companies	1,320	(344)
Gain on investments, net	140	98
Employee benefit plan expense, net	(622)	(933)
Interest and other financing expense, net	(56,182)	(79,604)
Income before income taxes	103,209	105,134
Provision for income taxes	23,345	22,036
Consolidated net income	79,864	83,098
Noncontrolling interests	144	(503)
Net income attributable to shareholders	$79,720	$83,601

Net income per share:
Basic	$1.53	$1.54
Diluted	$1.51	$1.53
Weighted-average shares outstanding:
Basic	52,266	54,251
Diluted	52,674	54,815

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended
	March 29,	March 30,
	2025	2024
Consolidated net income	$79,864	$83,098
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	132,708	(99,275)
(Loss) gain on foreign exchange contracts designated as net investment hedges, net of taxes	(5,952)	3,598
(Loss) gain on interest rate swaps designated as cash flow hedges, net of taxes	(419)	529
Employee benefit plan items, net of taxes	(362)	(91)
Other comprehensive income (loss)	125,975	(95,239)
Comprehensive income (loss)	205,839	(12,141)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,035	(1,651)
Comprehensive income (loss) attributable to shareholders	$203,804	$(10,490)

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	March 29,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$231,882	$188,807
Accounts receivable, net	12,423,635	13,030,991
Inventories	4,798,563	4,709,706
Other current assets	578,311	471,909
Total current assets	18,032,391	18,401,413
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	198,244	194,061
Machinery and equipment	1,657,451	1,623,228
	1,861,386	1,822,980
Less: Accumulated depreciation and amortization	(1,389,915)	(1,353,720)
Property, plant, and equipment, net	471,471	469,260
Investments in affiliated companies	59,112	57,299
Intangible assets, net	91,377	96,706
Goodwill	2,078,730	2,055,295
Other assets	667,761	677,734
Total assets	$21,400,842	$21,757,707
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,870,733	$11,047,470
Accrued expenses	1,201,336	1,238,714
Short-term borrowings, including current portion of long-term debt	530,967	349,978
Total current liabilities	12,603,036	12,636,162
Long-term debt	2,312,521	2,773,783
Other liabilities	487,868	516,234
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2025 and 2024
Issued - 55,787 and 55,592 shares in 2025 and 2024, respectively	55,787	55,592
Capital in excess of par value	577,790	562,080
Treasury stock (3,920 and 3,420 shares in 2025 and 2024, respectively), at cost	(383,933)	(328,078)
Retained earnings	6,060,546	5,980,826
Accumulated other comprehensive loss	(385,185)	(509,269)
Total shareholders’ equity	5,925,005	5,761,151
Noncontrolling interests	72,412	70,377
Total equity	5,997,417	5,831,528
Total liabilities and equity	$21,400,842	$21,757,707

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$79,864	$83,098
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	35,810	41,727
Amortization of stock-based compensation	18,559	13,447
Equity in (earnings) losses of affiliated companies	(1,320)	344
Deferred income taxes	(5,841)	(2,801)
(Gain) loss on investments, net	(32)	13
Other	(678)	1,189
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	731,226	1,057,676
Inventories	(62,384)	362,813
Accounts payable	(251,057)	(1,077,786)
Accrued expenses	(79,683)	21,053
Other assets and liabilities	(112,785)	(97,563)
Net cash provided by operating activities	351,679	403,210
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(24,979)	(29,535)
Other	—	5,139
Net cash used for investing activities	(24,979)	(24,396)
Cash flows from financing activities:
Change in short-term and other borrowings	180,616	(709,675)
(Repayments of) proceeds from long-term bank borrowings, net	(464,223)	477,032
Proceeds from exercise of stock options	904	2,929
Repurchases of common stock	(59,413)	(87,948)
Net cash used for financing activities	(342,116)	(317,662)
Effect of exchange rate changes on cash	58,491	(36,395)
Net increase in cash and cash equivalents	43,075	24,757
Cash and cash equivalents at beginning of period	188,807	218,053
Cash and cash equivalents at end of period	$231,882	$242,810

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income (loss)	—	—	—	83,601	—	(503)	83,098
Other comprehensive loss	—	—	—	—	(94,091)	(1,148)	(95,239)
Amortization of stock-based compensation	—	13,447	—	—	—	—	13,447
Shares issued for stock-based compensation awards	264	(1,621)	4,286	—	—	—	2,929
Repurchases of common stock	—	—	(112,204)	—	—	—	(112,204)
Balance at March 30, 2024	$57,955	$565,166	$(405,663)	$5,873,818	$(392,130)	$70,192	$5,769,338

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, as filed in the company’s Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the fourth quarter, which closes on December 31, 2025.

Note B – Impact of Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating the impact of the ASU on its condensed consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The company does not currently anticipate adopting these amendments early.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2024 (a)	$902,445	$1,152,850	$2,055,295
Foreign currency translation adjustment	6,070	17,365	23,435
Balance as of March 29, 2025 (a)	$908,515	$1,170,215	$2,078,730
(a)	The total carrying value of goodwill as of March 29, 2025 and December 31, 2024, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components reportable segment and $301.9 million was recorded in the global ECS reportable segment.

Intangible assets, net, are comprised of the following as of March 29, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$216,756	$(139,377)	$77,379
Amortizable trade name	74,001	(60,003)	13,998
	$290,757	$(199,380)	$91,377

Intangible assets, net, are comprised of the following as of December 31, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$215,366	$(133,927)	$81,439
Amortizable trade name	74,001	(58,734)	15,267
	$289,367	$(192,661)	$96,706

During the first quarter of 2025 and 2024, the company recorded amortization expense related to identifiable intangible assets of $5.4 million and $7.5 million, respectively.

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	March 29,	December 31,
(thousands)	2025	2024
Marubun/Arrow	$45,000	$43,851
Other	14,112	13,448
	$59,112	$57,299

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Marubun/Arrow	$908	$(534)
Other	412	190
	$1,320	$(344)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of March 29, 2025 and December 31, 2024.

Subsequent to the balance sheet date, the company sold investments in certain equity securities for $100.0 million and will record a gain on investments of $99.0 million in the second quarter of 2025. These investments were previously accounted for as equity securities without a readily determinable fair value.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 29,	December 31,
(thousands)	2025	2024
Accounts receivable	$12,544,674	$13,147,436
Allowance for credit losses	(121,039)	(116,445)
Accounts receivable, net	$12,423,635	$13,030,991

The following table is a rollforward for the company’s allowance for credit losses:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Balance at beginning of period	$116,445	$146,480
Charged to income	6,278	2,879
Translation adjustments	1,368	(861)
Write-offs	(3,052)	(4,049)
Balance at end of period	$121,039	$144,449

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of March 29, 2025.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
EMEA asset securitization, sales of accounts receivable	$372,641	$539,880

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

Other amounts related to the EMEA asset securitization program are set forth below:

	March 29,	December 31,
(thousands)	2025	2024
Receivables sold to unaffiliated financial institutions that were uncollected	$319,118	$339,669
Collateralized accounts receivable held by Arrow EMEA funding Corp B.V.	587,504	528,975

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of March 29, 2025, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions and accounts for these transactions as sales of the related receivables. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Sales of accounts receivable under the factoring programs	$162,751	$208,560

Other amounts under the company’s factoring programs:

	March 29,	December 31,
(thousands)	2025	2024
Receivables sold under the factoring programs that were uncollected	$132,671	$182,432

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements, or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of March 29, 2025, and December 31, 2024, the company had $810.8 million and $1.3 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	March 29,	December 31,
(thousands)	2025	2024
4.00% notes, due April 2025	$350,000	$349,808
Commercial paper	175,953	—
Other short-term borrowings	5,014	170
	$530,967	$349,978

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at March 29, 2025 and December 31, 2024. The maturity for borrowings is generally short

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

term and is agreed upon with lenders at the time of each borrowing. The uncommitted lines of credit had a weighted-average effective interest rate of 4.82% and 5.18% at March 29, 2025 and December 31, 2024, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $176.0 million in outstanding borrowings under this program at March 29, 2025 and no outstanding borrowings at December 31, 2024. The commercial paper program had an effective interest rate of 4.79% and 5.21% at March 29, 2025 and December 31, 2024, respectively.

Long-term debt consists of the following:

	March 29,	December 31,
(thousands)	2025	2024
Revolving credit facility	$—	$30,000
North American asset securitization program	200,000	633,000
7.50% senior debentures, due 2027	110,287	110,266
3.875% notes, due 2028	497,948	497,775
5.15% notes, due 2029	495,437	495,209
2.95% notes, due 2032	495,713	495,576
5.875% notes, due 2034	495,095	494,986
Other obligations with various interest rates and due dates	18,041	16,971
	$2,312,521	$2,773,783

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	March 29,	December 31,
(thousands)	2025	2024
7.50% senior debentures, due 2027	$115,000	$115,000
3.875% notes, due 2028	487,000	481,500
5.15% notes, due 2029	502,500	498,000
2.95% notes, due 2032	427,500	426,000
5.875% notes, due 2034	504,500	502,500

The carrying amount of the company’s other short-term borrowings, 4.00% notes, due April 2025, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in September 2026. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at March 29, 2025), which is based on the company’s credit ratings, plus a credit spread adjustment of 0.10% or a weighted-average effective interest rate of 5.47% at March 29, 2025. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at March 29, 2025. The company had no outstanding borrowings and $30.0 million in outstanding borrowings under the revolving credit facility at March 29, 2025 and December 31, 2024, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at March 29, 2025) plus a credit spread adjustment of 0.10% or an effective interest rate of 4.82% at March 29, 2025. The facility fee is 0.40% of the total borrowing capacity.

The company had $200.0 million and $633.0 million in outstanding borrowings under the North American asset securitization program at March 29, 2025 and December 31, 2024, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.6 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at March 29, 2025 and December 31, 2024, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of March 29, 2025, the company was in compliance with all such financial covenants.

Subsequent to the balance sheet date, the company repaid $350.0 million principal amount of its 4.00% notes due April 2025.

Interest and dividend income of $10.1 million and $19.5 million for the first quarter of 2025 and 2024, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at March 29, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$14,046	$—	$—	$14,046
Equity investments (b)	Other assets	40,543	—	—	40,543
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	42,279	—	42,279
		$54,589	$42,279	$—	$96,868

The following table presents assets measured at fair value on a recurring basis at December 31, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,751	$—	$—	$10,751
Equity investments (b)	Other assets	42,907	—	—	42,907
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,679	—	53,679
		$53,658	$53,679	$—	$107,337
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized losses of $0.2 million and $3.6 million for the first quarter of 2025 and 2024, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill, and identifiable intangible assets (see Note C). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

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

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in Euros and Indian Rupees. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at March 29, 2025 and December 31, 2024 was $1.2 billion and $1.1 billion, respectively.

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

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	March 29, 2025		December 31, 2024
April 2025	EUR	100,000	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	200,000	EUR	200,000

The change in the fair value of derivatives designated as net investment hedges are recorded in foreign currency translation adjustments within “Accumulated other comprehensive loss” on the company’s consolidated balance sheets. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” on the company’s consolidated statements of operations.

Subsequent to the balance sheet date, during April 2025, a foreign exchange contract designated as a net investment hedge matured and the company received $24.9 million, which will be reported in the second quarter of 2025 “Cash flow from investing activities” section of the consolidated statements of cash flows.

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended
		March 29,	March 30,
(thousands)	Income Statement Line	2025	2024
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$1,417	$1,804
Interest rate swaps, cash flow hedge	Interest Expense	550	(695)
Interest rate swap, fair value hedge (b)	Interest Expense	—	454
Total		$1,967	$1,563
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$(4,873)	$4,970
Total		$(4,873)	$4,970
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from foreign currency translation adjustments to “Interest and other financing expense, net”.
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million for the first quarter of 2024. During the first quarter of 2024, the fair value hedge was terminated.
(c)	Includes derivative gains of $2.3 million and $0.2 million for the first quarter of 2025 and 2024, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$8,685	$—
Other plans	1,301	(364)
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	3,749	42,763
Early lease termination costs	1,255	3,318
Other charges	2,323	1,139
	$17,313	$46,856
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of March 29, 2025, the accrued liabilities related to these costs totaled $6.8 million and substantially all accrued amounts are expected to be spent in cash within one year.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of no more than $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $90.0 million of employee severance and other personnel cash expenditures; approximately $70.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind-down of certain business operations; and approximately $25.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the costs related to the Operating Expense Efficiency Plan:

(thousands)	Income Statement Line	Quarter Ended March 29, 2025	Total Cost Incurred to Date
Employee severance and benefit costs	Restructuring, integration, and other	$6,754	$8,102
Inventory (recoveries) write-downs	Cost of sales	(2,467)	47,877
Asset impairments	Restructuring, integration, and other	-	1,416
Other costs (a)	Restructuring, integration, and other	1,931	9,446
		$6,218	$66,841
(a)	Other costs consist primarily of consulting and other professional fees and lease terminations.

The following table presents the activity in the restructuring and integration accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Other Costs	Total
Balance at December 31, 2024	$384	$-	$202	$586
Restructuring related charges	6,754	(2,467)	1,931	6,218
Cash (payments) receipts	(3,146)	2,467	(866)	(1,545)
Foreign currency translations	141	-	61	202
Balance at March 29, 2025	$4,133	$-	$1,328	$5,461

Substantially all amounts accrued at March 29, 2025 related to the Operating Expense Efficiency Plan are expected to be paid in cash within one year.

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended
	March 29,	March 30,
(thousands except per share data)	2025	2024
Net income attributable to shareholders	$79,720	$83,601
Weighted-average shares outstanding - basic	52,266	54,251
Net effect of various dilutive stock-based compensation awards	408	564
Weighted-average shares outstanding - diluted	52,674	54,815
Net income per share:
Basic	$1.53	$1.54
Diluted (a)	$1.51	$1.53

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	86	-

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$130,616	$(98,172)
Amounts reclassified into income	201	45
(Loss) gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive (loss) income before reclassifications (b)	(4,873)	4,970
Amounts reclassified into income	(1,079)	(1,372)
(Loss) gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into income	(419)	529
Employee Benefit Plan Items, Net:
Amounts reclassified into income	(362)	(91)
Net change in Accumulated other comprehensive income (loss)	$124,084	$(94,091)
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $12.7 million and ($6.8) million for the first quarter of 2025 and 2024, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2023	57,691	3,880	53,811
Shares issued for stock-based compensation awards	264	(57)	321
Repurchases of common stock	—	902	(902)
Common stock outstanding at March 30, 2024	57,955	4,725	53,230

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share Repurchase Program

The following table shows the company’s share repurchase program as of March 29, 2025:

Approximate
Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$726,210	$273,790

The company repurchased 0.5 million shares of its common stock for $49.9 million and 0.8 million shares of its common stock for $100.0 million in the first quarter of 2025 and 2024, respectively, under the company’s share repurchase program, excluding excise taxes. During the first quarter of 2025, the company accrued $0.3 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. As of March 29, 2025, approximately $273.8 million remained available for repurchase under the share repurchase program. The company’s share repurchase program does not have an expiration date.

Note L – Contingencies

Environmental Matters

The Company has accrued liabilities of $24.4 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.1 million and $86.8 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to be between $5.3 million and $17.0 million and at the Norco site they are estimated to be between $19.1 million and $35.2 million.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

may change in the future. Accordingly, the company cannot presently estimate the ultimate potential costs related to either of the two sites.

To date, the company has recovered approximately $47.4 million from certain insurance carriers relating to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries.

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

Note M – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors and similarities such as the nature of products, the level of shared products, technology and other resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within the global components reportable segment and the global ECS reportable segment based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

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

The CODM evaluates the performance of both reportable segments based on operating income. Sales, net gross profit, and operating expenses are also monitored closely. This information is used to monitor segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales, by reportable segment by geographic area, are as follows:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Sales:
Components:
Americas	$1,568,570	$1,596,692
EMEA	1,340,001	1,656,507
Asia/Pacific	1,869,151	1,938,218
Global components	$4,777,722	$5,191,417

ECS:
Americas	$909,903	$907,748
EMEA	1,126,392	825,095
Global ECS	$2,036,295	$1,732,843
Consolidated	$6,814,017	$6,924,260

Sales by country are as follows:

	Quarter Ended
	March 29,	March 30,
(thousands)	2025	2024
Sales:
China and Hong Kong	$925,892	$963,577
Germany	717,332	868,427
Other	2,859,350	2,779,436
Total foreign	$4,502,574	$4,611,440
United States	2,311,443	2,312,820
Total	$6,814,017	$6,924,260

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by reportable segment are as follows:

	Quarter Ended
	March 29, 2025
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$4,777,722	$2,036,295	$-	$6,814,017
Cost of sales	4,222,777	1,817,248	-	6,040,025
Gross profit	554,945	219,047	-	773,992
Gross profit margin	11.6%	10.8%	-	11.4%
Operating expenses (a)	383,560	141,733	90,146	615,439
Operating income (loss) (b) (c)	$171,385	$77,314	$(90,146)	$158,553
Operating income margin	3.6%	3.8%	-	2.3%

	Quarter Ended
	March 30, 2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$5,191,417	$1,732,843	$-	$6,924,260
Cost of sales	4,545,703	1,520,731	-	6,066,434
Gross profit	645,714	212,112	-	857,826
Gross profit margin	12.4%	12.2%	-	12.4%
Operating expenses (a)	420,152	140,653	111,104	671,909
Operating income (loss) (b) (c)	$225,562	$71,459	$(111,104)	$185,917
Operating income margin	4.3%	4.1%	-	2.7%
(a)	Segment operating expenses primarily include employee-related expenses, depreciation and amortization, and allowance for credit losses.
(b)	Global components operating income includes recoveries of $2.5 million and charges of $10.5 million in inventory write-downs related to the wind down of businesses for the first quarter of 2025 and 2024, respectively.
(c)	Corporate operating loss includes restructuring, integration, and other charges of $17.3 million and $46.9 million for the first quarter of 2025 and 2024, respectively. Restructuring, integration, and other charges of $3.7 million and $42.8 million related to the termination of personnel as a part of operating expense reduction initiatives for the first quarter of 2025 and 2024, respectively. Refer to Note I.

Total assets, by reportable segment, are as follows:

	March 29,	December 31,
(thousands)	2025	2024
Total assets:
Global components	$15,239,486	$14,765,931
Global ECS	5,620,959	6,518,723
Corporate	540,397	473,053
Consolidated	$21,400,842	$21,757,707

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-lived assets by country are as follows:

	March 29,	December 31,
(thousands)	2025	2024
Long-lived assets:
France	$90,327	$86,268
Netherlands	79,273	78,120
Other	229,524	223,903
Total foreign	$399,124	$388,291
United States	325,028	332,098
Total	$724,152	$720,389

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: the incurrence of additional charges not currently contemplated and failure to realize contemplated cost savings due to unanticipated events that may occur, including in connection with the implementation of Arrow Electronics, Inc.’s (the “company”) Operating Expense Efficiency Plan; unfavorable economic conditions; disruptions, shortages, or inefficiencies in the supply chain; political instability and changes; impacts of military conflict and sanctions; industry conditions; changes in product supply, pricing and customer demand; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes; competition; other vagaries in the global components and the global ECS markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as trade, export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; breaches of security or privacy of business information and information system failures, including related to current or future implementations, integrations and upgrades; outbreaks, epidemics, pandemics, or public health crises; executive orders and regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory (recoveries) write-downs related to the wind down of businesses within the global components reportable segment (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other, and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, and gain on investments, net.

Management believes that providing this additional information is useful to the reader to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other” refer to the similarly captioned section of this item below.

Key Business Metrics

Management uses gross billings as an operational metric to monitor operating performance of its global ECS reportable segment, including performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a period and does not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

Overview

The company sources and engineers technology for thousands of leading manufacturers, services providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. The company’s revenues originate primarily from the sales of semiconductor, interconnect, passive & electromechanical components (“IP&E”), and IT hardware and software products. Coupled with a range of services, solutions, and tools, the company enables its suppliers to distribute their technologies and help its industrial and commercial customers source, build, and leverage these technologies, reduce their time to market, grow their businesses, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders.

The company has two reportable segments, the global components reportable segment and the global ECS reportable segment. The company’s global components reportable segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to OEMs and EMS providers. The company’s global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and resources to help its VARs and MSPs meet the needs of their end-users. For the first quarter of 2025, approximately 70% and 30% of the company’s sales were from the global components reportable segment and the global ECS reportable segment, respectively.

Strategic initiatives within each reportable segment include the following:

Global components reportable segment:

●	Offering a variety of value-added services, including demand creation, design, engineering, global marketing and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with the company’s suppliers and customers.
●	Focusing on further penetrating the market for IP&E as it tends to be a margin accretive segment of the broader available market.
●	Providing global supply chain service offerings such as procurement, logistics, warehousing, and insights from data analytics.

Global ECS reportable segment:

●	Enabling customer cloud solutions through the cloud marketplace and management platform, ArrowSphere, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere was recently enhanced to include an artificial intelligence enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.
●	Providing value-added distribution services including marketing, demand generation, delivery of support services, and other value-added services on behalf of its suppliers.

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

Executive Summary

	Quarter Ended
	March 29,	March 30,
(millions except per share data)	2025	2024	Change
Consolidated sales	$6,814	$6,924	(1.6)%
Global components sales	$4,778	$5,191	(8.0)%
Global ECS sales	$2,036	$1,733	17.5%
Gross profit margin	11.4%	12.4%	(100)	bps
Non-GAAP gross profit margin	11.3%	12.5%	(120)	bps
Operating income	$159	$186	(14.7)%
Operating income margin	2.3%	2.7%	(40)	bps
Non-GAAP operating income	$179	$251	(28.7)%
Non-GAAP operating income margin	2.6%	3.6%	(100)	bps
Net income attributable to shareholders	$80	$84	(4.6)%
Earnings per share attributable to shareholders - diluted	$1.51	$1.53	(1.3)%
Non-GAAP net income attributable to shareholders	$95	$132	(28.1)%
Non-GAAP earnings per share attributable to shareholders - diluted	$1.80	$2.41	(25.3)%

Business environment and other trends:

●	During 2024, the global components reportable segment experienced a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. In the first quarter of 2025, the company noted positive meaningful demand trends, which may indicate the downturn is at a turning point. On a sequential quarter basis, customers are replenishing inventory, and all three regions are performing near or ahead of expectations after adjusting for normal seasonal trends for a typical first quarter (the company experiences different seasonal demand environments throughout each calendar year based on various purchasing patterns across the world). Consistent with historical trends from past cyclical downturns, the company expects the Asia/Pacific region to return to growth ahead of the Americas and EMEA regions.
●	In April 2025, the U.S. announced universal tariffs on most U.S. imports, plus an additional country-specific tariff for select countries, such as China. In response, many countries are considering and implementing retaliatory tariffs on U.S. exports. The company’s global business is facing uncertainty around ongoing developments related to these tariffs, which increases the price of the products that the company purchases from its suppliers and passes to its customers, which in turn may decrease demand for the company’s products. Tariffs and other trade restrictions may also lead to an uncertain and volatile economic environment, including rising inflation, U.S. dollar weakening, elevated interest rates, declining consumer confidence, and increased price-based competition.

The company is continuing to evaluate and further implement mitigating actions, including potential supply chain optimization and improved solutions around processing tariffs. These tariffs and the associated macroeconomic effects may have an adverse impact on the company’s results of operations and cash flows as well as inflating inventory balances and increasing the risks related to tariff drawbacks. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10‑K for the year ended December 31, 2024, for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Consolidated sales, as reported	$6,814	$6,924	(1.6)%
Impact of changes in foreign currencies	—	(84)
Non-GAAP consolidated sales	$6,814	$6,840	(0.4)%

Global components sales, as reported	$4,778	$5,191	(8.0)%
Impact of changes in foreign currencies	—	(56)
Non-GAAP global components sales	$4,778	$5,135	(7.0)%

Global ECS sales, as reported	$2,036	$1,733	17.5%
Impact of changes in foreign currencies	—	(28)
Non-GAAP global ECS sales	$2,036	$1,705	19.4%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended
	March 29,		March 30,
	2025		2024
(millions)	Sales	% of Sales	Sales	% of Sales	Change
Americas components sales	$1,569	23.0%	$1,597	23.1%	(1.8)%
EMEA components sales	1,340	19.8%	1,657	23.9%	(19.1)%
Asia/Pacific components sales	1,869	27.3%	1,938	28.0%	(3.6)%
Global components sales	$4,778	70.1%	$5,191	75.0%	(8.0)%

Americas ECS sales	$910	13.4%	$908	13.1%	0.2%
EMEA ECS sales	1,126	16.5%	825	11.8%	36.5%
Global ECS sales	$2,036	29.9%	$1,733	25.0%	17.5%
Consolidated sales	$6,814	100.0%	$6,924	100.0%	(1.6)%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During the first quarter of 2025, the global components reportable segment decrease in sales compared to the year-earlier period was primarily due to the following impacts:

●	sales declined in the Americas region primarily due to softer demand for the aerospace & defense vertical;

●	sales declined in the EMEA region primarily due to decreased demand for the industrial and transportation verticals;
●	sales declined in the Asia/Pacific region primarily due to softer demand for the consumer vertical.

Within the global ECS reportable segment, growth was primarily due to an increase in sales in the EMEA region for the first quarter of 2025, relative to the year-earlier period as a result of increased demand for infrastructure software, cloud-related solutions, security, and networking products.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Billings

The following table summarizes gross billings by geographic region for the global ECS reportable segment:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Americas ECS gross billings	$2,308	$2,364	(2.4)%
EMEA ECS gross billings	2,331	2,045	14.0%
Global ECS gross billings	$4,639	$4,408	5.2%

The sum of the components for global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s consolidated gross profit:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Consolidated gross profit, as reported	$774	$858	(9.8)%
Impact of wind down to inventory	(2)	10
Impact of changes in foreign currencies	—	(12)
Non-GAAP consolidated gross profit	$772	$856	(9.9)%
Consolidated gross profit as a percentage of sales, as reported	11.4%	12.4%	(100)	bps
Non-GAAP consolidated gross profit as a percentage of sales	11.3%	12.5%	(120)	bps

Global components gross profit, as reported	$555	$646	(14.1)%
Impact of wind down to inventory	(2)	10
Impact of changes in foreign currencies	—	(8)
Non-GAAP global components gross profit	$552	$648	(14.8)%
Global components gross profit as a percentage of sales, as reported	11.6%	12.4%	(80)	bps
Non-GAAP global components gross profit as a percentage of sales	11.6%	12.6%	(100)	bps

Global ECS gross profit, as reported	$219	$212	3.2%
Impact of changes in foreign currencies	—	(4)
Non-GAAP global ECS gross profit	$219	$208	5.2%
Global ECS gross profit as a percentage of sales, as reported	10.8%	12.2%	(140)	bps
Non-GAAP global ECS gross profit as a percentage of sales	10.8%	12.2%	(140)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during the first quarter of 2025 compared with the year-earlier period due to regional mix shifting towards the Asia/Pacific region. Global components supply chain services offerings continued to have a positive impact on gross margins.

Global ECS gross profit margins decreased during the first quarter of 2025 compared with the year-earlier period primarily due to a shift in sales mix towards more sales recognized on a gross basis in the EMEA region relative to the first quarter of 2024. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses

Following is an analysis of the company’s consolidated operating expenses as of:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Consolidated operating expenses, as reported	$615	$672	(8.4)%
Identifiable intangible asset amortization	(5)	(8)
Restructuring, integration, and other	(17)	(47)
Impact of changes in foreign currencies	—	(7)
Non-GAAP consolidated operating expenses	$593	$611	(3.0)%
Consolidated operating expenses as a percentage of sales	9.0%	9.7%	(70)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	8.7%	8.9%	(20)	bps

Global components operating expenses, as reported	$384	$420	(8.7)%
Identifiable intangible asset amortization	(4)	(6)
Impact of changes in foreign currencies	—	(5)
Non-GAAP global components operating expenses	$379	$410	(7.5)%
Global components operating expenses as a percentage of sales	8.0%	8.1%	(10)	bps
Non-GAAP global components operating expenses as a percentage of non-GAAP sales	7.9%	8.0%	(10)	bps

Global ECS operating expenses, as reported	$142	$141	0.8%
Identifiable intangible asset amortization	(1)	(1)
Impact of changes in foreign currencies	—	(3)
Non-GAAP global ECS operating expenses	$141	$137	2.7%
Global ECS operating expenses as a percentage of sales	7.0%	8.1%	(110)	bps
Non-GAAP global ECS operating expenses as a percentage of non-GAAP sales	6.9%	8.0%	(110)	bps

Corporate operating expenses, as reported	$90	$111	(18.9)%
Restructuring, integration, and other	(17)	(47)
Non-GAAP corporate operating expenses	$73	$64	13.4%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Global components operating expenses decreased during the first quarter of 2025 compared to the year-earlier period primarily due to a decrease of $18.1 million in employee-related costs primarily due to cost reduction initiatives and lower sales incentives.

Global ECS operating expenses increased during the first quarter of 2025 compared to the year-earlier period primarily due to an increase in employee-related costs due to higher sales incentives, in line with the increase in sales discussed above.

Corporate operating expenses decreased during the first quarter of 2025 compared to the year-earlier period primarily due to a decrease of $29.5 million due to lower restructuring, integration and other charges (see discussion below) partially offset by higher stock-based compensation expense.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$9	$—
Other plans	1	—
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	4	43
Early lease termination costs	1	3
Other charges	2	1
Total	$17	$47

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of March 29, 2025, the accrued liabilities related to these costs totaled $6.8 million and substantially all accrued amounts are expected to be spent in cash within one year.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of no more than $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $90.0 million of employee severance and other personnel cash expenditures; approximately $70.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind-down of certain business operations; and approximately $25.0 million of other related cash expenditures.

As a result of the Plan, the company expects to reduce annual operating expenses by approximately $90.0 million to $100.0 million by the end of fiscal year 2026. The estimates of charges or savings related to the Plan could differ materially from actual charges or savings recognized.

Refer to Note I, “Restructuring, Integration, and Other” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Consolidated operating income, as reported	$159	$186	(14.7)%
Identifiable intangible asset amortization	5	8
Restructuring, integration, and other	17	47
Impact of wind down to inventory	(2)	10
Non-GAAP consolidated operating income	$179	$251	(28.7)%
Consolidated operating income as a percentage of sales	2.3%	2.7%	(40)	bps
Non-GAAP consolidated operating income as a percentage of sales	2.6%	3.6%	(100)	bps

Global components operating income, as reported	$171	$226	(24.0)%
Identifiable intangible asset amortization	4	6
Impact of wind down to inventory	(2)	10
Non-GAAP global components operating income	$173	$243	(28.5)%
Global components operating income as a percentage of sales	3.6%	4.3%	(70)	bps
Non-GAAP global components operating income as a percentage of sales	3.6%	4.7%	(110)	bps

Global ECS operating income, as reported	$77	$71	8.2%
Identifiable intangible asset amortization	1	1
Non-GAAP global ECS operating income	$78	$73	7.9%
Global ECS operating income as a percentage of sales	3.8%	4.1%	(30)	bps
Non-GAAP global ECS operating income as a percentage of sales	3.8%	4.2%	(40)	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the first quarter of 2025 relates primarily to the changes in sales, gross profit margins and operating expenses discussed above.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024
Interest and other financing expense, net	$(56)	$(80)

The decreases in interest and other financing expenses, net for the first quarter of 2025 compared to the year-earlier period were primarily related to lower average daily borrowings on floating rate credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended
	March 29,	March 30,
	2025	2024
Effective income tax rate	22.6%	21.0%
Identifiable intangible asset amortization	0.1%	0.2%
Restructuring, integration, and other	0.2%	1.2%
Impact of wind down to inventory	—%	0.3%
Non-GAAP effective income tax rate	22.9%	22.6%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The increase in the effective tax rate for the first quarter of 2025, compared to the year-earlier period, is mainly attributed to changes in the mix of tax jurisdictions where income was generated.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024
Net income attributable to shareholders, as reported	$80	$84
Identifiable intangible asset amortization*	5	7
Restructuring, integration, and other	17	47
Impact of wind down to inventory	(2)	10
Tax effect of adjustments above	(5)	(16)
Non-GAAP net income attributable to shareholders	$95	$132

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The decrease in net income attributable to shareholders in the first quarter of 2025 compared to the year-earlier period relates primarily to changes in sales, gross margins, and income tax as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at over $3.1 billion in addition to $231.9 million of cash on hand at March 29, 2025. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	March 29,	December 31,
(millions)	2025	2024	Change
Working capital	$6,351	$6,693	$(342)
Cash and cash equivalents	232	189	43
Short-term debt	531	350	181
Long-term debt	2,313	2,774	(461)

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first quarter of 2025 was primarily attributable to decreases in accounts receivable.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 23.3% for the first quarter of 2025, compared to 25.0% in the year-earlier period. The decrease was primarily due to increases in accounts payable.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At March 29, 2025 and December 31, 2024, the company had cash and cash equivalents of $231.9 million and $188.8 million, respectively, of which $176.4 million and $164.0 million, respectively, were held outside the United States.

The company has $5.5 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes, if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.1 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of March 29, 2025.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	March 29,	December 31,
(millions)	Capacity	2025	2024
North American asset securitization program	$1,500	$200	$633
Revolving credit facility	2,000	—	30
Commercial paper program (a)	1,200	176	—
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Quarter Ended		Effective Interest Rate
	March 29,	March 30,	March 29,	March 30,
(millions)	2025	2024	2025	2024
North American asset securitization program	$552	$724	4.82%	6.44%
Revolving credit facility	1	5	5.47%	6.44%
Commercial paper program	348	657	4.79%	5.80%
Uncommitted lines of credit	263	287	4.82%	5.82%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first quarter of 2025 and 2024, the average daily balance outstanding under the EMEA asset securitization program was $307.9 million and $457.1 million, respectively.  Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
4.00% notes, due April 2025 (a)	Repaid	April 2025	$350
3.25% notes, due September 2024	Repaid	September 2024	$500
5.15% notes, due August 2029	Issued	August 2024	$500
5.875% notes, due April 2034	Issued	April 2024	$500
6.125% notes, due March 2026	Repaid	April 2024	$500
(a)	Subsequent to the balance sheet date, in April 2025, the company repaid the $350.0 million principal amount of its 4.00% notes due April 2025.

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Quarter Ended
	March 29,	March 30,
(millions)	2025	2024	Change
Net cash provided by operating activities	$352	$403	$(51)
Net cash used for investing activities	(25)	(24)	(1)
Net cash used for financing activities	(342)	(318)	(24)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first quarter of 2025 and 2024 was $351.7 million and $403.2 million, respectively. The change in cash provided by operating activities during 2025, compared to the year-earlier period, relates primarily to the timing of payments.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2025 and 2024 was $25.0 million and $24.4 million, respectively.

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $342.1 million during the first quarter of 2025 compared to $317.7 million used for financing activities in the year-earlier period. The change in cash used for financing activities relates primarily to an increase in repayments of long-term bank borrowings offset by lower share repurchases and an increase in short-term borrowings in 2025.

Capital Expenditures

Capital expenditures for the first quarter of 2025 and 2024 were $25.0 million and $29.5 million, respectively. The company expects capital expenditures to be approximately $100.0 million for the fiscal year 2025.

Share Repurchase Program

The company repurchased 0.5 million shares of its common stock for $49.9 million and 0.8 million shares of its common stock for $100.0 million in the first quarter of 2025 and 2024, respectively, under its share repurchase program, excluding excise taxes. As of March 29, 2025, approximately $273.8 million remained available for repurchase under the share repurchase program. The share repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, operating leases, and other sources and uses of capital that are summarized in the sections titled “Contractual Obligations” and “Additional Capital Requirements and Sources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company’s short-term and long-term debt obligations. Refer to the section above titled “Restructuring, Integration, and Other” for updates related to discussion of planned restructuring costs. Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to Consolidated Financial Statements for further discussion on hedging activities. As of March 29, 2025, there were no other material changes to the capital requirements and sources of the company. Refer to Note D “Investments in Affiliated Companies” of the Notes to Consolidated Financial Statements for discussion of proceeds from the sale of investments in certain equity securities which occurred subsequent to March 29, 2025, and will be recorded in the second quarter of 2025.

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

There have been no significant changes to the company’s critical accounting estimates for the quarter ended March 29, 2025. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis

of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 29, 2025, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 29, 2025 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 29, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Environmental Matters” and “Other” in Note L “Contingencies” in the Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended March 29, 2025:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
January 1 through January 25, 2025	—	$—	—	$324,063
January 26 through February 22, 2025	179,180	111.29	179,180	304,122
February 23 through March 29, 2025	273,645	109.63	273,645	273,790
Total	452,825		452,825
(a)	Average price paid per share excludes 1% excise tax on stock repurchases.
(b)	The company’s share repurchase program does not have an expiration date. As of March 29, 2025, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $726.2 million has been utilized, and the $273.8 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended March 29, 2025, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)+*	Form of Performance Stock Unit Award Agreement for Certain Grants to Members of the Executive Committee.

10(b)+*	Employment Contract for Eric Nowak.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.
+	: Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 1, 2025	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Yun Cho
Yun Cho
Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)