Form 10-Q
period 2025-06-28
ARROW ELECTRONICS, INC.
filed 2025-07-31
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

Yes ☐   No ☒

There were 51,501,705 shares of Common Stock outstanding as of July 24, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Sales	$7,579,947	$6,892,868	$14,393,964	$13,817,128
Cost of sales	6,731,290	6,046,424	12,771,315	12,112,858
Gross profit	848,657	846,444	1,622,649	1,704,270
Operating expenses:
Selling, general, and administrative	600,990	552,595	1,163,306	1,135,921
Depreciation and amortization	35,162	41,037	70,972	82,764
Restructuring, integration, and other	21,919	40,537	39,232	87,393
	658,071	634,169	1,273,510	1,306,078
Operating income	190,586	212,275	349,139	398,192
Equity in (losses) earnings of affiliated companies	(659)	1,254	661	910
Gain (loss) on investments, net	103,976	(4,615)	104,116	(4,517)
Loss on extinguishment of debt	—	(1,657)	—	(1,657)
Post-retirement expense	(664)	(980)	(1,286)	(1,913)
Interest and other financing expense, net	(60,283)	(66,891)	(116,465)	(146,495)
Income before income taxes	232,956	139,386	336,165	244,520
Provision for income taxes	45,934	29,762	69,279	51,798
Consolidated net income	187,022	109,624	266,886	192,722
Noncontrolling interests	(727)	926	(583)	423
Net income attributable to shareholders	$187,749	$108,698	$267,469	$192,299

Net income per share:
Basic	$3.62	$2.03	$5.14	$3.56
Diluted	$3.59	$2.01	$5.09	$3.53
Weighted-average shares outstanding:
Basic	51,856	53,640	52,057	53,944
Diluted	52,342	54,181	52,504	54,496

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Consolidated net income	$187,022	$109,624	$266,886	$192,722
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	268,554	(24,416)	401,262	(123,691)
(Loss) gain on foreign exchange contracts designated as net investment hedges, net of taxes	(6,204)	1,378	(12,156)	4,976
(Loss) gain on interest rate swaps designated as cash flow hedges, net of taxes	(424)	(226)	(843)	303
Post-retirement expense items, net of taxes	(347)	(502)	(709)	(593)
Other comprehensive income (loss)	261,579	(23,766)	387,554	(119,005)
Comprehensive income	448,601	85,858	654,440	73,717
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,920	696	4,955	(955)
Comprehensive income attributable to shareholders	$445,681	$85,162	$649,485	$74,672

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	June 28,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$221,970	$188,807
Accounts receivable, net	15,271,349	13,030,991
Inventories	4,749,431	4,709,706
Other current assets	603,670	471,909
Total current assets	20,846,420	18,401,413
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	196,556	194,061
Machinery and equipment	1,691,823	1,623,228
	1,894,070	1,822,980
Less: Accumulated depreciation and amortization	(1,419,472)	(1,353,720)
Property, plant, and equipment, net	474,598	469,260
Investments in affiliated companies	57,766	57,299
Intangible assets, net	86,552	96,706
Goodwill	2,123,994	2,055,295
Other assets	663,248	677,734
Total assets	$24,252,578	$21,757,707
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,213,323	$11,047,470
Accrued expenses	1,309,323	1,238,714
Short-term borrowings, including current portion of long-term debt	455,612	349,978
Total current liabilities	14,978,258	12,636,162
Long-term debt	2,365,812	2,773,783
Other liabilities	499,434	516,234
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2025 and 2024
Issued - 55,815 and 55,592 shares in 2025 and 2024, respectively	55,815	55,592
Capital in excess of par value	589,480	562,080
Treasury stock (4,314 and 3,420 shares in 2025 and 2024, respectively), at cost	(432,447)	(328,078)
Retained earnings	6,248,295	5,980,826
Accumulated other comprehensive loss	(127,253)	(509,269)
Total shareholders’ equity	6,333,890	5,761,151
Noncontrolling interests	75,184	70,377
Total equity	6,409,074	5,831,528
Total liabilities and equity	$24,252,578	$21,757,707

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Consolidated net income	$266,886	$192,722
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	70,972	82,764
Amortization of stock-based compensation	30,200	21,700
Equity in earnings of affiliated companies	(661)	(910)
Deferred income taxes	5,251	(7,398)
Loss on extinguishment of debt	—	1,657
(Gain) loss on investments, net	(103,895)	4,652
Other	(302)	4,975
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	(1,896,481)	1,213,562
Inventories	46,449	493,474
Accounts payable	1,949,919	(1,237,812)
Accrued expenses	(81,710)	273,043
Other assets and liabilities	(140,845)	(319,038)
Net cash provided by operating activities	145,783	723,391
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(43,597)	(51,636)
Proceeds from settlement of net investment hedges	24,858	—
Proceeds from sale of investments in equity securities	100,000	—
Other	—	6,452
Net cash provided by (used for) investing activities	81,261	(45,184)
Cash flows from financing activities:
Change in short-term and other borrowings	454,803	(1,144,520)
(Repayments of) proceeds from long-term bank borrowings, net	(413,657)	673,607
Redemption of notes	(350,000)	(500,000)
Net proceeds from note offering	—	494,678
Proceeds from exercise of stock options	3,203	4,768
Repurchases of common stock	(110,149)	(163,301)
Other	(148)	(141)
Net cash used for financing activities	(415,948)	(634,909)
Effect of exchange rate changes on cash	222,067	(48,342)
Net increase (decrease) in cash and cash equivalents	33,163	(5,044)
Cash and cash equivalents at beginning of period	188,807	218,053
Cash and cash equivalents at end of period	$221,970	$213,009

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417
Consolidated net income (loss)	—	—	—	187,749	—	(727)	187,022
Other comprehensive income	—	—	—	—	257,932	3,647	261,579
Amortization of stock-based compensation	—	11,641	—	—	—	—	11,641
Shares issued for stock-based compensation awards	28	49	2,222	—	—	—	2,299
Repurchases of common stock	—	—	(50,736)	—	—	—	(50,736)
Distributions	—	—	—	—	—	(148)	(148)
Balance at June 28, 2025	$55,815	$589,480	$(432,447)	$6,248,295	$(127,253)	$75,184	$6,409,074

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income (loss)	—	—	—	83,601	—	(503)	83,098
Other comprehensive loss	—	—	—	—	(94,091)	(1,148)	(95,239)
Amortization of stock-based compensation	—	13,447	—	—	—	—	13,447
Shares issued for stock-based compensation awards	264	(1,621)	4,286	—	—	—	2,929
Repurchases of common stock	—	—	(112,204)	—	—	—	(112,204)
Balance at March 30, 2024	$57,955	$565,166	$(405,663)	$5,873,818	$(392,130)	$70,192	$5,769,338
Consolidated net income	—	—	—	108,698	—	926	109,624
Other comprehensive loss	—	—	—	—	(23,536)	(230)	(23,766)
Amortization of stock-based compensation	—	8,253	—	—	—	—	8,253
Shares issued for stock-based compensation awards	91	1,111	637	—	—	—	1,839
Repurchases of common stock	—	—	(51,097)	—	—	—	(51,097)
Distributions	—	—	—	—	—	(141)	(141)
Balance at June 29, 2024	$58,046	$574,530	$(456,123)	$5,982,516	$(415,666)	$70,747	$5,814,050

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2024 (a)	$902,445	$1,152,850	$2,055,295
Foreign currency translation adjustment	17,189	51,510	68,699
Balance as of June 28, 2025 (a)	$919,634	$1,204,360	$2,123,994
(a)	The total carrying value of goodwill as of June 28, 2025 and December 31, 2024, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components reportable segment and $301.9 million was recorded in the global ECS reportable segment.

Intangible assets, net, are comprised of the following as of June 28, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,715	$(118,891)	$73,824
Amortizable trade name	74,001	(61,273)	12,728
	$266,716	$(180,164)	$86,552

Intangible assets, net, are comprised of the following as of December 31, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$215,366	$(133,927)	$81,439
Amortizable trade name	74,001	(58,734)	15,267
	$289,367	$(192,661)	$96,706

During the second quarter of 2025 and 2024, the company recorded amortization expense related to identifiable intangible assets of $4.9 million and $7.5 million, respectively. During the first six months of 2025 and 2024, amortization expense related to identifiable intangible assets was $10.2 million and $15.0 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	June 28,	December 31,
(thousands)	2025	2024
Marubun/Arrow	$43,300	$43,851
Other	14,466	13,448
	$57,766	$57,299

The equity in (losses) earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Marubun/Arrow	$(843)	$620	$65	$86
Other	184	634	596	824
	$(659)	$1,254	$661	$910

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of June 28, 2025 and December 31, 2024.

In the second quarter of 2025, the company sold an investment in certain equity securities for $100.0 million and recorded a gain on investments of $99.0 million. This investment was previously accounted for as equity securities without a readily determinable fair value.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 28,	December 31,
(thousands)	2025	2024
Accounts receivable	$15,393,487	$13,147,436
Allowance for credit losses	(122,138)	(116,445)
Accounts receivable, net	$15,271,349	$13,030,991

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward for the company’s allowance for credit losses:

	Six Months Ended
	June 28,	June 29,
(thousands)	2025	2024
Balance at beginning of period	$116,445	$146,480
Charged to income	8,737	(12,204)
Translation adjustments	4,362	(1,331)
Write-offs	(7,406)	(15,013)
Balance at end of period	$122,138	$117,932

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of June 28, 2025. For the six months ended June 29, 2024, the net benefit recorded to income of $12.2 million includes a $20.0 million reversal of an allowance previously recorded in the ECS reportable segment for aged receivables that were collected during the second quarter of 2024.

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

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
EMEA asset securitization, sales of accounts receivable	$416,150	$477,779	$788,791	$1,017,659

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

Other amounts related to the EMEA asset securitization program are set forth below:

	June 28,	December 31,
(thousands)	2025	2024
Receivables sold to unaffiliated financial institutions that were uncollected	$348,698	$339,669
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	618,794	528,975

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of June 28, 2025, the company was in compliance with all such financial covenants.

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

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Sales of accounts receivable under the factoring programs	$389,614	$239,631	$552,365	$447,921

Other amounts under the company’s factoring programs:

	June 28,	December 31,
(thousands)	2025	2024
Receivables sold under the factoring programs that were uncollected	$320,759	$182,432

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of June 28, 2025, and December 31, 2024, the company had $797.4 million and $1.3 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	June 28,	December 31,
(thousands)	2025	2024
4.00% notes, due April 2025	$—	$349,808
Commercial paper	407,368	—
Other short-term borrowings	48,244	170
	$455,612	$349,978

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at June 28, 2025 and December 31, 2024. The maturity for borrowings is generally short term and is agreed upon with lenders at the time of each borrowing. The uncommitted lines of credit had a weighted-average effective interest rate of 4.82% and 5.18% at June 28, 2025 and December 31, 2024, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had $407.4 million in outstanding borrowings under this program at June 28, 2025 and no outstanding borrowings at December 31, 2024. The commercial paper program had an effective interest rate of 4.74% and 5.21% at June 28, 2025 and December 31, 2024, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt consists of the following:

	June 28,	December 31,
(thousands)	2025	2024
Revolving credit facility	$—	$30,000
North American asset securitization program	246,000	633,000
7.50% senior debentures, due 2027	110,307	110,266
3.875% notes, due 2028	498,124	497,775
5.15% notes, due 2029	495,669	495,209
2.95% notes, due 2032	495,851	495,576
5.875% notes, due 2034	495,205	494,986
Other obligations with various interest rates and due dates	24,656	16,971
	$2,365,812	$2,773,783

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	June 28,	December 31,
(thousands)	2025	2024
7.50% senior debentures, due 2027	$115,000	$115,000
3.875% notes, due 2028	490,000	481,500
5.15% notes, due 2029	507,500	498,000
2.95% notes, due 2032	438,000	426,000
5.875% notes, due 2034	514,500	502,500

The carrying amount of the company’s other short-term borrowings, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. In June 2025, the company amended its revolving credit facility and, among other things, extended its term to mature in June 2030. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at June 28, 2025), which is based on the company’s credit ratings, or a weighted-average effective interest rate of 5.43% at June 28, 2025. The effective interest rate was 5.48% at December 31, 2024. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at June 28, 2025. The company had no outstanding borrowings and $30.0 million in outstanding borrowings under the revolving credit facility at June 28, 2025 and December 31, 2024, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy-remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at June 28, 2025) plus a credit spread adjustment of 0.10% or an effective interest rate of 4.83% at June 28, 2025 and December 31, 2024, respectively. The facility fee is 0.40% of the total borrowing capacity.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company had $246.0 million and $633.0 million in outstanding borrowings under the North American asset securitization program at June 28, 2025 and December 31, 2024, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.8 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at June 28, 2025 and December 31, 2024, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of June 28, 2025, the company was in compliance with all such financial covenants.

In the second quarter of 2025, the company repaid in full the $350.0 million principal amount of its 4.00% notes due April 2025.

Interest and dividend income of $8.4 million and $18.5 million for the second quarter and first six months of 2025, respectively, and $14.7 million and $34.2 million for the second quarter and first six months of 2024, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at June 28, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$15,831	$—	$—	$15,831
Equity investments (b)	Other assets	41,389	—	—	41,389
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	14,943	—	14,943
		$57,220	$14,943	$—	$72,163

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents assets measured at fair value on a recurring basis at December 31, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,751	$—	$—	$10,751
Equity investments (b)	Other assets	42,907	—	—	42,907
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,679	—	53,679
		$53,658	$53,679	$—	$107,337
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized gains of $0.7 million and $0.5 million for the second quarter and first six months of 2025, respectively, on equity securities held at the end of the quarter. The company recorded unrealized losses of $6.7 million and $10.3 million for the second quarter and first six months of 2024, respectively, on equity securities held at the end of the quarter.

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

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in Euros and Indian Rupees. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at June 28, 2025 and December 31, 2024 was $1.0 billion and $1.1 billion, respectively.

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

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	June 28, 2025		December 31, 2024
April 2025	EUR	—	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
Total	EUR	100,000	EUR	200,000

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

During the second quarter of 2025, two foreign exchange contracts designated as net investment hedges matured and the company received $24.9 million, which is reported in the “Cash flow from investing activities” section of the consolidated statements of cash flows.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
(thousands)	Income Statement Line	2025	2024	2025	2024
Gain (Loss) Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$671	$1,804	$2,088	$3,608
Interest rate swaps, cash flow hedge	Interest Expense	557	297	1,107	(398)
Interest rate swap, fair value hedge (b)	Interest Expense	—	—	—	454
Total		$1,228	$2,101	$3,195	$3,664
(Loss) Gain Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$(5,694)	$2,750	$(10,567)	$7,720
Total		$(5,694)	$2,750	$(10,567)	$7,720

(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from foreign currency translation adjustments to “Interest and other financing expense, net”.
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million for first quarter of 2024. During the first quarter of 2024, the fair value hedge was terminated.
(c)	Includes derivative (losses) gains of ($13.0) million and ($10.8) million for the second quarter and first six months of 2025, respectively, and $1.3 million and $1.4 million for the second quarter and first six months of 2024, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$19,946	$—	$28,631	$—
Other plans	582	464	1,883	100
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(1,821)	32,846	1,928	75,608
Early lease termination costs	76	3,207	1,331	6,525
Other charges	3,136	4,020	5,459	5,160
	$21,919	$40,537	$39,232	$87,393
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of June 28, 2025, the accrued liabilities related to these costs totaled $7.9 million and substantially all accrued amounts are expected to be spent in cash within one year.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of no more than $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $80.0 million of employee severance and other personnel cash expenditures; approximately $80.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind down of certain business operations; and approximately $25.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

The following table presents the costs related to the Operating Expense Efficiency Plan:

(thousands)	Income Statement Line	Quarter Ended June 28, 2025	Six Months Ended June 28, 2025	Total Cost Incurred to Date
Employee severance and benefit costs	Restructuring, integration, and other	$12,659	$19,413	$20,761
Inventory (recoveries) write-downs	Cost of sales	(2,172)	(4,639)	45,705
Asset impairments	Restructuring, integration, and other	-	-	1,416
Other costs (a)	Restructuring, integration, and other	7,287	9,218	16,733
		$17,774	$23,992	$84,615
(a)	Other costs consist primarily of consulting and other professional fees, early lease termination fees, and foreign currency translation adjustment write-offs.

The following table presents the activity in the restructuring, integration, and other accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Other Costs	Total
Balance at December 31, 2024	$384	$-	$202	$586
Restructuring related charges	19,413	(4,639)	9,218	23,992
Cash (payments) receipts	(10,086)	4,639	(4,491)	(9,938)
Foreign currency translations	157	-	414	571
Balance at June 28, 2025	$9,868	$-	$5,343	$15,211

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Substantially all amounts accrued at June 28, 2025 related to the Operating Expense Efficiency Plan are expected to be paid in cash within one year.

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands except per share data)	2025	2024	2025	2024
Net income attributable to shareholders	$187,749	$108,698	$267,469	$192,299
Weighted-average shares outstanding - basic	51,856	53,640	52,057	53,944
Net effect of various dilutive stock-based compensation awards	486	541	447	552
Weighted-average shares outstanding - diluted	52,342	54,181	52,504	54,496
Net income per share:
Basic	$3.62	$2.03	$5.14	$3.56
Diluted (a)	$3.59	$2.01	$5.09	$3.53

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	28	-	57	-

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$261,734	$(24,067)	$392,350	$(122,239)
Amounts reclassified into income	3,173	(119)	3,374	(74)
(Loss) gain on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive (loss) income before reclassifications (b)	(5,694)	2,750	(10,567)	7,720
Amounts reclassified into income	(510)	(1,372)	(1,589)	(2,744)
(Loss) gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into (loss) income	(424)	(226)	(843)	303
Post-retirement Expense Items, Net:
Amounts reclassified into income	(347)	(502)	(709)	(593)
Net change in Accumulated other comprehensive income (loss)	$257,932	$(23,536)	$382,016	$(117,627)
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $21.9 million and $34.6 million for the second quarter and first six months of 2025, and ($2.2) million ($9.0) million for the second quarter and first six months of 2024, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867
Shares issued for stock-based compensation awards	28	(23)	51
Repurchases of common stock	—	417	(417)
Common stock outstanding at June 28, 2025	55,815	4,314	51,501

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

Share Repurchase Program

The following table shows the company’s share repurchase program as of June 28, 2025:

Approximate
Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$776,653	$223,347

The company repurchased 0.4 million shares and 0.9 million shares of its common stock for $50.0 million and $99.9 million in the second quarter and first six months of 2025, respectively, under the company’s share repurchase program, excluding excise taxes. During the first six months of 2025, the company accrued $0.8 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. The company’s share repurchase program does not have an expiration date.

Note L – Contingencies

Environmental Matters

The Company has accrued liabilities of $23.5 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.2 million and $87.6 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be between $5.2 million and $16.9 million and at the Norco site they are estimated to be between $18.3 million and $34.4 million.

The company expects the liabilities associated with such ongoing remediation to be resolved over an extended period of time, with current estimates extending beyond 2040. The accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, the efficacy and long-term costs of remediation, improvements in remediation technologies, orders by administrative agencies, and the extent to which environmental laws and regulations may change in the future.

To date, the company has recovered approximately $157.4 million from certain insurance carriers and other responsible parties relating to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries.

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

Note M – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors, and similarities such as the nature of products, the level of shared products, technology and other resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within the global components reportable segment and the global ECS reportable segment based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

The global components reportable segment is enabled by a comprehensive range of value-added capabilities and services, markets, and distributes electronic components to OEMs and EMS providers. The global ECS reportable segment is a leading provider of comprehensive computing solutions and value-added services. The global ECS reportable segment brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users through a portfolio of computing solutions including datacenter, cloud, security, and analytics solutions.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The CODM evaluates the performance of both reportable segments based on operating income, as well as monitoring sales, gross profit, and operating expenses. This information is used to monitor segment profitability, allocate resources, and make budgeting and forecasting decisions about the reportable segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

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

Sales, by reportable segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Sales:
Components:
Americas	$1,707,522	$1,572,840	$3,276,092	$3,169,532
EMEA	1,426,944	1,439,494	2,766,945	3,096,001
Asia/Pacific	2,150,432	2,019,697	4,019,583	3,957,915
Global components	$5,284,898	$5,032,031	$10,062,620	$10,223,448

ECS:
Americas	$1,052,785	$964,070	$1,962,688	$1,871,818
EMEA	1,242,264	896,767	2,368,656	1,721,862
Global ECS	$2,295,049	$1,860,837	$4,331,344	$3,593,680
Consolidated	$7,579,947	$6,892,868	$14,393,964	$13,817,128

Sales by country are as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(thousands)	2025	2024	2025	2024
Sales:
China and Hong Kong	$1,090,699	$1,030,610	$2,016,591	$1,994,186
Germany	793,022	766,087	1,510,354	1,634,515
Other	3,079,871	2,725,415	5,939,222	5,504,852
Total foreign	$4,963,592	$4,522,112	$9,466,167	$9,133,553
United States	2,616,355	2,370,756	4,927,797	4,683,575
Total	$7,579,947	$6,892,868	$14,393,964	$13,817,128

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by reportable segment are as follows:

	Quarter Ended
	June 28, 2025
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$5,284,898	$2,295,049	$-	$7,579,947
Cost of sales	4,693,444	2,037,846	-	6,731,290
Gross profit	591,454	257,203	-	848,657
Gross profit margin	11.2%	11.2%	-	11.2%
Operating expenses (a)	404,646	160,234	93,191	658,071
Operating income (loss) (b) (d)	$186,808	$96,969	$(93,191)	$190,586
Operating income margin	3.5%	4.2%	-	2.5%

	Quarter Ended
	June 29, 2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$5,032,031	$1,860,837	$-	$6,892,868
Cost of sales	4,407,171	1,639,253	-	6,046,424
Gross profit	624,860	221,584	-	846,444
Gross profit margin	12.4%	11.9%	-	12.3%
Operating expenses (a)	414,659	119,003	100,507	634,169
Operating income (loss) (b) (c) (d)	$210,201	$102,581	$(100,507)	$212,275
Operating income margin	4.2%	5.5%	-	3.1%

	Six Months Ended
	June 28, 2025
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$10,062,620	$4,331,344	$-	$14,393,964
Cost of sales	8,916,221	3,855,094	-	12,771,315
Gross profit	1,146,399	476,250	-	1,622,649
Gross profit margin	11.4%	11.0%	-	11.3%
Operating expenses (a)	788,206	301,967	183,337	1,273,510
Operating income (loss) (b) (d)	$358,193	$174,283	$(183,337)	$349,139
Operating income margin	3.6%	4.0%	-	2.4%

	Six Months Ended
	June 29, 2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$10,223,448	$3,593,680	$-	$13,817,128
Cost of sales	8,952,874	3,159,984	-	12,112,858
Gross profit	1,270,574	433,696	-	1,704,270
Gross profit margin	12.4%	12.1%	-	12.3%
Operating expenses (a)	834,811	259,656	211,611	1,306,078
Operating income (loss) (b) (c) (d)	$435,763	$174,040	$(211,611)	$398,192
Operating income margin	4.3%	4.8%	-	2.9%

(a)	Segment operating expenses primarily include employee-related expenses, depreciation and amortization, and allowance for credit losses.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	Global components operating income includes recoveries of $2.2 million and $4.6 million in inventory write-downs related to the wind down of a business for the second quarter and first six months of 2025, respectively, and charges of $1.6 million and $12.1 million in inventory write-downs related to the wind down of a business for the second quarter and first six months of 2024, respectively.
(c)	Global ECS operating income includes a $20.0 million benefit related to the reversal of an allowance for credit losses for the second quarter and first six months of 2024.
(d)	Corporate operating loss includes restructuring, integration, and other charges of $21.9 million and $39.2 million for the second quarter and first six months of 2025, respectively, and $40.5 million and $87.4 million for the second quarter and first six months of 2024, respectively. Refer to Note I.

Total assets, by reportable segment, are as follows:

	June 28,	December 31,
(thousands)	2025	2024
Total assets:
Global components	$17,918,136	$14,765,931
Global ECS	5,829,562	6,518,723
Corporate	504,880	473,053
Consolidated	$24,252,578	$21,757,707

Long-lived assets by country are as follows:

	June 28,	December 31,
(thousands)	2025	2024
Long-lived assets:
France	$98,176	$86,268
Netherlands	83,229	78,120
Germany	73,892	61,914
Other	157,640	161,989
Total foreign	$412,937	$388,291
United States	318,244	332,098
Total	$731,181	$720,389

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions; disruptions, shortages, or inefficiencies in the supply chain; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; the incurrence of additional charges not currently contemplated and failure to realize contemplated cost savings due to unanticipated events that may occur in connection with the implementation of Arrow Electronics, Inc.’s (the “company”) Operating Expense Efficiency Plan; political instability and changes; impacts of military conflict and sanctions; industry conditions; changes in product supply, pricing and customer demand; competition; other vagaries in the global components and the global ECS markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; non-compliance with certain regulations, such as trade, export, antitrust, and anti-corruption laws; foreign tax and other loss contingencies; breaches of security or privacy of business information and information system failures, including related to current or future implementations, integrations and upgrades; outbreaks, epidemics, pandemics, or public health crises; executive orders and regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory (recoveries) write-downs related to the wind down of businesses within the global components reportable segment (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other, and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, and gain (loss) on investments, net.

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

Key Business Metrics

Management uses gross billings as an operational metric to monitor operating performance of its global ECS reportable segment, including performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a specified period and does not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

Overview

The company sources and engineers technology for thousands of leading manufacturers, services providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. The company’s revenues originate primarily from the sales of semiconductor, interconnect, passive & electromechanical components (“IP&E”), and IT hardware and software products. Coupled with a range of services, solutions, and tools, the company enables its suppliers to distribute their technologies and helps its industrial and commercial customers source, build, and leverage these technologies, reduce their time to market, grow their businesses, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronics components and IT content portfolios to increase value for stakeholders.

The company has two reportable segments, the global components reportable segment and the global ECS reportable segment. The global components reportable segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. The global ECS reportable segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. The global ECS reportable segment brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users. For the second quarter of 2025, approximately 70% and 30% of the company’s sales were from the global components reportable segment and the global ECS reportable segment, respectively.

Strategic initiatives within each reportable segment include the following:

Global components reportable segment:

●	Offering a variety of value-added services, including demand creation, design, engineering, global marketing, and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with the company’s suppliers and customers.
●	Focusing on further penetrating the market for IP&E, as it tends to be a margin accretive segment of the broader available market.
●	Providing global supply chain services offerings such as procurement, logistics, warehousing, and insights from data analytics.

Global ECS reportable segment:

●	Enabling customer cloud solutions through the company’s cloud marketplace and management platform, ArrowSphere, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere was enhanced to include an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.
●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms and other services on behalf of certain suppliers.

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

Executive Summary

	Quarter Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
(millions except per share data)	2025	2024	Change		2025	2024	Change
Consolidated sales	$7,580	$6,893	10.0%		$14,394	$13,817	4.2%
Global components sales	$5,285	$5,032	5.0%		$10,063	$10,223	(1.6)%
Global ECS sales	$2,295	$1,861	23.3%		$4,331	$3,594	20.5%
Gross profit margin	11.2%	12.3%	(110)	bps	11.3%	12.3%	(100)	bps
Non-GAAP gross profit margin	11.2%	12.3%	(110)	bps	11.2%	12.4%	(120)	bps
Operating income	$191	$212	(10.2)%		$349	$398	(12.3)%
Operating income margin	2.5%	3.1%	(60)	bps	2.4%	2.9%	(50)	bps
Non-GAAP operating income	$215	$262	(17.8)%		$394	$513	(23.1)%
Non-GAAP operating income margin	2.8%	3.8%	(100)	bps	2.7%	3.7%	(100)	bps
Net income attributable to shareholders	$188	$109	72.7%		$267	$192	39.1%
Earnings per share attributable to shareholders - diluted	$3.59	$2.01	78.6%		$5.09	$3.53	44.2%
Non-GAAP net income attributable to shareholders	$127	$150	(15.3)%		$222	$282	(21.3)%
Non-GAAP earnings per share attributable to shareholders - diluted	$2.43	$2.78	(12.6)%		$4.23	$5.18	(18.3)%

During the second quarter and the first six months of 2025, changes in foreign currencies increased sales by approximately $123.3 million and $39.0 million, respectively, operating income by $5.8 million and $1.1 million, respectively, compared to the year-earlier periods. During the second quarter, changes in foreign currencies increased earnings per share on a diluted basis by $0.07 with no impact for the six months of 2025, compared to the year-earlier periods.

Business environment and other trends:

●	During 2024, the global components reportable segment experienced a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. In the second quarter and first six months of 2025, the company noted positive meaningful demand trends, indicative of a modest recovery. On a sequential quarter basis, customers are replenishing inventory, and all three regions are performing ahead of management’s initial expectations, after adjusting for typical second quarter seasonal trends. Consistent with historical trends from past cyclical downturns, the company expects the Asia/Pacific region to return to growth ahead of the Americas and EMEA regions.

●	In 2025, the U.S. Federal Government announced universal tariffs on most U.S. imports, plus additional country tariffs on goods imported from certain countries, including China. In response, many countries are considering and implementing retaliatory tariffs on U.S. exports. U.S. tariff policies as well as the corresponding impacts on global trade policies are continuing to evolve. The company’s global business is facing uncertainty around ongoing developments related to these tariffs, which may increase the prices of products that the company purchases from its suppliers and passes to its customers, which in turn may decrease demand for the company’s products. Tariffs and other trade restrictions may also lead to an uncertain and volatile economic environment, including rising inflation, decreasing value of the U.S. dollar, elevated interest rates, declining consumer confidence, acceleration of customer orders in the near term, and increased price-based competition. The company is continuing to evaluate and further implement mitigating actions, including potential supply chain optimization and improved solutions around processing tariffs. These tariffs and the potential associated macroeconomic effects may have an impact on the company’s results of operations and cash flows as well as inflating the value of the company’s inventory balances and increasing the risks related to tariff drawbacks. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10‑K for the year ended December 31, 2024, for further discussion related to tariffs and tariff drawbacks. The global components reportable segment is seeing a marginal increase in revenue due to price increases and accelerated purchases by customers in anticipation of potential future tariffs. However, given the uncertain and evolving nature of U.S. tariff policies, the company cannot currently predict whether this trend will continue or how it may impact future quarters.

Results of Operations

Sales by reportable segment

The following is an analysis of the company’s sales by reportable segment:

	Quarter Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(millions)	2025	2024	Change	2025	2024	Change
Consolidated sales, as reported	$7,580	$6,893	10.0%	$14,394	$13,817	4.2%
Impact of changes in foreign currencies	—	123		—	39
Non-GAAP consolidated sales	$7,580	$7,016	8.0%	$14,394	$13,856	3.9%

Global components sales, as reported	$5,285	$5,032	5.0%	$10,063	$10,223	(1.6)%
Impact of changes in foreign currencies	—	75		—	19
Non-GAAP global components sales	$5,285	$5,107	3.5%	$10,063	$10,242	(1.8)%

Global ECS sales, as reported	$2,295	$1,861	23.3%	$4,331	$3,594	20.5%
Impact of changes in foreign currencies	—	48		—	20
Non-GAAP global ECS sales	$2,295	$1,909	20.2%	$4,331	$3,614	19.9%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

The following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended					Six Months Ended
	June 28,		June 29,			June 28,		June 29,
	2025		2024			2025		2024
(millions)	Sales	% of Sales	Sales	% of Sales	Change	Sales	% of Sales	Sales	% of Sales	Change
Americas components sales	$1,708	22.5%	$1,573	22.8%	8.6%	$3,276	22.8%	$3,170	22.9%	3.4%
EMEA components sales	1,427	18.8%	1,439	20.9%	(0.9)%	2,767	19.3%	3,096	22.4%	(10.6)%
Asia/Pacific components sales	2,150	28.4%	2,020	29.3%	6.5%	4,020	27.8%	3,958	28.7%	1.6%
Global components sales	$5,285	69.7%	$5,032	73.0%	5.0%	$10,063	69.9%	$10,223	74.0%	(1.6)%

Americas ECS sales	$1,053	13.9%	$964	14.0%	9.2%	$1,963	13.6%	$1,872	13.5%	4.9%
EMEA ECS sales	1,242	16.4%	897	13.0%	38.5%	2,369	16.5%	1,722	12.4%	37.6%
Global ECS sales	$2,295	30.3%	$1,861	27.0%	23.3%	$4,331	30.1%	$3,594	26.0%	20.5%
Consolidated sales	$7,580	100.0%	$6,893	100.0%	10.0%	$14,394	100.0%	$13,817	100.0%	4.2%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During the second quarter of 2025, the global components reportable segment sales increased compared to the year-earlier period primarily due to the following:

●	increase in sales in the Americas region primarily due to higher demand for the networking & communications verticals and
●	increase in sales in the Asia/Pacific region primarily due to higher demand for computing, industrial, and transportation verticals.

These impacts were partially offset by a decrease in sales in the EMEA region primarily due to lower demand for industrial and transportation verticals.

During the first six months of 2025, the global components reportable segment sales decreased compared to the year-earlier period primarily due to a decline in sales in the EMEA region primarily due to decreased demand for industrial and transportation verticals which was partially offset by an increase in sales in the Americas and Asia/Pacific regions.

Within the global ECS reportable segment, growth was primarily due to an increase in sales in the EMEA region for the second quarter and first six months of 2025, relative to the year-earlier periods, primarily due to growth across most major technologies, most notably, cloud-based solutions and infrastructure software, and a shift in sales mix towards more sales recognized on a gross basis. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Billings

The following table summarizes gross billings by geographic region for the global ECS reportable segment:

	Quarter Ended			Six Months Ended
	June 28,	June 29,		June 28,	June 29,
(millions)	2025	2024	Change	2025	2024	Change
Americas ECS gross billings	$2,544	$2,441	4.2%	$4,851	$4,805	1.0%
EMEA ECS gross billings	2,596	2,032	27.8%	4,927	4,077	20.9%
Global ECS gross billings	$5,140	$4,473	14.9%	$9,778	$8,881	10.1%

The sum of the components for global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

The following is an analysis of the company’s consolidated gross profit:

	Quarter Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated gross profit, as reported	$849	$846	flat		$1,623	$1,704	(4.8)%
Impact of wind down to inventory	(2)	2			(5)	12
Impact of changes in foreign currencies	—	17			—	5
Non-GAAP consolidated gross profit	$847	$865	(2.1)%		$1,618	$1,721	(6.0)%
Consolidated gross profit as a percentage of sales, as reported	11.2%	12.3%	(110)	bps	11.3%	12.3%	(100)	bps
Non-GAAP consolidated gross profit as a percentage of sales	11.2%	12.3%	(110)	bps	11.2%	12.4%	(120)	bps

Global components gross profit, as reported	$591	$625	(5.4)%		$1,146	$1,271	(9.8)%
Impact of wind down to inventory	(2)	2			(5)	12
Impact of changes in foreign currencies	—	9			—	1
Non-GAAP global components gross profit	$589	$635	(7.2)%		$1,142	$1,284	(11.0)%
Global components gross profit as a percentage of sales, as reported	11.2%	12.4%	(120)	bps	11.4%	12.4%	(100)	bps
Non-GAAP global components gross profit as a percentage of sales	11.2%	12.4%	(120)	bps	11.4%	12.5%	(120)	bps

Global ECS gross profit, as reported	$257	$222	16.1%		$476	$434	9.8%
Impact of changes in foreign currencies	—	8			—	4
Non-GAAP global ECS gross profit	$257	$229	12.2%		$476	$437	8.9%
Global ECS gross profit as a percentage of sales, as reported	11.2%	11.9%	(70)	bps	11.0%	12.1%	(110)	bps
Non-GAAP global ECS gross profit as a percentage of sales	11.2%	12.0%	(80)	bps	11.0%	12.1%	(110)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during the second quarter and first six months of 2025 compared with the year-earlier periods due to regional mix shifting towards the Asia/Pacific region. Global components supply chain services offerings continued to have a positive impact on gross profit margins.

Global ECS gross profit margins decreased during the second quarter and first six months of 2025 compared with the year-earlier periods primarily due to a shift in sales mix towards more sales recognized on a gross basis in the EMEA region.

Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses

The following is an analysis of the company’s consolidated operating expenses as of:

	Quarter Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated operating expenses, as reported	$658	$634	3.8%		$1,274	$1,306	(2.5)%
Identifiable intangible asset amortization	(5)	(7)			(10)	(15)
Restructuring, integration, and other	(22)	(41)			(39)	(87)
Impact of changes in foreign currencies	—	11			—	3
Non-GAAP consolidated operating expenses	$631	$597	5.8%		$1,224	$1,207	1.4%
Consolidated operating expenses as a percentage of sales	8.7%	9.2%	(50)	bps	8.8%	9.5%	(70)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	8.3%	8.5%	(20)	bps	8.5%	8.7%	(20)	bps

Global components operating expenses, as reported	$405	$415	(2.4)%		$788	$835	(5.6)%
Identifiable intangible asset amortization	(4)	(6)			(8)	(13)
Impact of changes in foreign currencies	—	6			—	2
Non-GAAP global components operating expenses	$401	$414	(3.3)%		$780	$823	(5.3)%
Global components operating expenses as a percentage of sales	7.7%	8.2%	(50)	bps	7.8%	8.2%	(40)	bps
Non-GAAP global components operating expenses as a percentage of non-GAAP sales	7.6%	8.1%	(50)	bps	7.8%	8.0%	(30)	bps

Global ECS operating expenses, as reported	$160	$119	34.7%		$302	$260	16.3%
Identifiable intangible asset amortization	(1)	(1)			(2)	(2)
Impact of changes in foreign currencies	—	4			—	2
Non-GAAP global ECS operating expenses	$159	$123	30.0%		$300	$259	15.7%
Global ECS operating expenses as a percentage of sales	7.0%	6.4%	60	bps	7.0%	7.2%	(20)	bps
Non-GAAP global ECS operating expenses as a percentage of non-GAAP sales	6.9%	6.4%	50	bps	7.0%	7.2%	(30)	bps

Corporate operating expenses, as reported	$93	$101	(7.3)%		$183	$212	(13.4)%
Restructuring, integration, and other	(22)	(41)			(39)	(87)
Non-GAAP corporate operating expenses	$71	$60	18.8%		$144	$124	16.0%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Operating expenses increased during the second quarter of 2025 compared to the year-earlier period, due to the following:

●	an increase in expenses for the global ECS reportable segment primarily due to a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables in 2024 with no similar items recorded in 2025 and an increase in employee-related costs due to higher sales incentives, in line with the increase in sales discussed above; partially offset by

●	decrease in expenses for the global components reportable segment primarily due to a decrease in allowance for credit losses; and

●	decrease in corporate operating expenses primarily due to lower restructuring, integration and other charges (see discussion below) offset by an increase in professional fees.

Operating expenses decreased during the first six months of 2025 compared to the year-earlier period, primarily due to the following:

●	decrease in expenses in the global components reportable segment primarily due to cost savings resulting from the Operating Expense Efficiency Plan, defined below, and other cost reduction initiatives and a decrease in allowance for credit losses, partially offset by higher sales incentives, in line with the increase in sales in the Americas and Asia/Pacific regions discussed above; and

●	decrease in corporate operating expenses primarily due to a decrease in restructuring, integration and other charges (see discussion below) partially offset by an increase in professional fees; offset by

●	increase in expenses for the global ECS reportable segment primarily due to an increase in employee-related costs due to higher sales incentives, in line with the increase in sales discussed above and a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables related to one customer in 2024 with no similar items recorded in 2025.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(millions)	2025	2024	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$20	$—	$29	$—
Other plans	1	—	2	—
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(2)	33	2	76
Early lease termination costs	—	3	1	7
Other charges	3	4	5	5
Total	$22	$41	$39	$87

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of June 28, 2025, the accrued liabilities related to these costs totaled $7.9 million and substantially all accrued amounts are expected to be spent in cash within one year.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of no more than $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $80.0 million of employee severance and other personnel cash expenditures; approximately $80.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind-down of certain business operations; and approximately $25.0 million of other related cash expenditures.

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

Operating Income

The following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments:

	Quarter Ended				Six Months Ended
	June 28,	June 29,			June 28,	June 29,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated operating income, as reported	$191	$212	(10.2)%		$349	$398	(12.3)%
Identifiable intangible asset amortization	5	7			10	15
Restructuring, integration, and other	22	41			39	87
Impact of wind down to inventory	(2)	2			(5)	12
Non-GAAP consolidated operating income	$215	$262	(17.8)%		$394	$513	(23.1)%
Consolidated operating income as a percentage of sales	2.5%	3.1%	(60)	bps	2.4%	2.9%	(50)	bps
Non-GAAP consolidated operating income as a percentage of sales	2.8%	3.8%	(100)	bps	2.7%	3.7%	(100)	bps

Global components operating income, as reported	$187	$210	(11.1)%		$358	$436	(17.8)%
Identifiable intangible asset amortization	4	6			8	13
Impact of wind down to inventory	(2)	2			(5)	12
Non-GAAP global components operating income	$189	$218	(13.5)%		$362	$461	(21.4)%
Global components operating income as a percentage of sales	3.5%	4.2%	(70)	bps	3.6%	4.3%	(70)	bps
Non-GAAP global components operating income as a percentage of sales	3.6%	4.3%	(70)	bps	3.6%	4.5%	(90)	bps

Global ECS operating income, as reported	$97	$103	(5.5)%		$174	$174	flat
Identifiable intangible asset amortization	1	1			2	2
Non-GAAP global ECS operating income	$98	$104	(5.5)%		$176	$176	flat
Global ECS operating income as a percentage of sales	4.2%	5.5%	(130)	bps	4.0%	4.8%	(80)	bps
Non-GAAP global ECS operating income as a percentage of sales	4.3%	5.6%	(130)	bps	4.1%	4.9%	(80)	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the second quarter and first six months of 2025 relates primarily to the changes in sales, gross profit margins and operating expenses discussed above.

Gain (Loss) on Investments, Net

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(millions)	2025	2024	2025	2024
Gain (loss) on investments, net	$104	$(5)	$104	$(5)

The gain on investments during the second quarter and first six months of 2025, is primarily related to a $99.0 million gain on the sale of an investment in certain equity securities. Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(millions)	2025	2024	2025	2024
Interest and other financing expense, net	$(60)	$(67)	$(116)	$(146)

The decrease in interest and other financing expense, net for the second quarter compared to the year-earlier period was primarily related to lower interest rates. The decrease for the first six months of 2025 compared to the year-earlier period was primarily related to lower interest rates and lower average daily borrowings on floating rate credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

The following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Effective income tax rate	19.7%	21.4%	20.6%	21.2%
Identifiable intangible asset amortization	0.1%	0.1%	0.1%	0.2%
Restructuring, integration, and other	0.6%	0.8%	0.5%	1.0%
Gain (loss) on investments, net	(2.8)%	0.1%	(1.2)%	—%
Impact of wind down to inventory	(0.1)%	—%	(0.1)%	0.1%
Non-GAAP effective income tax rate	17.6%	22.4%	20.0%	22.5%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year decrease in the effective tax rate for the second quarter and first six months of 2025 was primarily driven by a favorable shift in jurisdictional mix of earnings, the positive effect of foreign currency exchange rate fluctuations in certain locations, the tax treatment of stock-based compensation, and adjustments to reserves for uncertain tax positions.

On July 4, 2025, after the end of the quarter, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company expects the OBBBA to have an immaterial impact on its financial results going forward, however, due to the broad scope and complexity of the new law, it is not practicable to reasonably estimate the full effects of the new legislation.

Net Income Attributable to Shareholders

The following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(millions)	2025	2024	2025	2024
Net income attributable to shareholders, as reported	$188	$109	$267	$192
Identifiable intangible asset amortization*	5	7	10	15
Restructuring, integration, and other	22	41	39	87
(Gain) loss on investments, net	(104)	5	(104)	5
Impact of wind down to inventory	(2)	2	(5)	12
Loss on extinguishment of debt	—	2	—	2
Tax effect of adjustments above	19	(14)	14	(30)
Non-GAAP net income attributable to shareholders	$127	$150	$222	$282

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The increase in net income attributable to shareholders in the second quarter and first six months of 2025 compared to the year-earlier period relates primarily to (gain) loss on investments, net, as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at approximately $2.8 billion in addition to $222.0 million of cash on hand at June 28, 2025. The company also may issue debt or equity securities in the future, and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	June 28,	December 31,
(millions)	2025	2024	Change
Working capital	$6,807	$6,693	$114
Cash and cash equivalents	222	189	33
Short-term debt	456	350	106
Long-term debt	2,366	2,774	(408)

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first six months of 2025 was primarily attributable to changes in foreign currencies.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 22.5% for the second quarter of 2025, compared to 24.6% in the year-earlier period, primarily due to an increase in sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At June 28, 2025 and December 31, 2024, the company had cash and cash equivalents of $222.0 million and $188.8 million, respectively, of which $209.8 million and $164.0 million, respectively, were held outside the United States.

The company has $5.3 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.3 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of June 28, 2025.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	June 28,	December 31,
(millions)	Capacity	2025	2024
North American asset securitization program	$1,500	$246	$633
Revolving credit facility	2,000	—	30
Commercial paper program (a)	1,200	407	—
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Six Months Ended		Effective Interest Rate
	June 28,	June 29,	June 28,	June 29,
(millions)	2025	2024	2025	2024
North American asset securitization program	$701	$658	4.83%	5.84%
Revolving credit facility	1	4	5.43%	6.43%
Commercial paper program	390	610	4.74%	5.83%
Uncommitted lines of credit	273	282	4.82%	5.82%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first six months of 2025 and 2024, the average daily balance outstanding under the EMEA asset securitization program was $321.7 million and $428.2 million, respectively.  Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
4.00% notes, due April 2025	Repaid	April 2025	$350
3.25% notes, due September 2024	Repaid	September 2024	$500
5.15% notes, due August 2029	Issued	August 2024	$500
5.875% notes, due April 2034	Issued	April 2024	$500
6.125% notes, due March 2026	Repaid	April 2024	$500

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Six Months Ended
	June 28,	June 29,
(millions)	2025	2024	Change
Net cash provided by operating activities	$146	$723	$(577)
Net cash provided by (used for) investing activities	81	(45)	126
Net cash used for financing activities	(416)	(635)	219

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first six months of 2025 and 2024 was $145.8 million and $723.4 million, respectively. The change in cash provided by operating activities during 2025, compared to the year-earlier period, relates primarily to changes in working capital accounts.

Cash Flows from Investing Activities

The net amount of cash provided by investing activities was $81.3 million during the first six months of 2025 compared to a use of $45.2 million in the year-earlier period. The change in cash provided by investing activities related primarily to proceeds from the sale of an investment in certain equity securities (Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements) and proceeds for the settlement of net investment hedges (Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements).

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2025 and 2024 was $415.9 million and $634.9 million, respectively. The change in cash used for financing activities relates primarily to an increase in repayments of long-term bank borrowings offset by an increase in short-term borrowings in 2025.

Capital Expenditures

Capital expenditures for the second quarter of 2025 and 2024 were $43.6 million and $51.6 million, respectively. The company expects capital expenditures to be approximately $100.0 million for the fiscal year 2025.

Share Repurchase Program

The company repurchased 0.9 million shares of its common stock for $99.9 million and 1.2 million shares of its common stock for $150.0 million in the first six months of 2025 and 2024, respectively, under its share repurchase program, excluding excise taxes. As of June 28, 2025, approximately $223.3 million remained available for repurchase under the share repurchase program. The share repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

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

Refer to the section above titled “Revolving Credit Facilities and Debt” for updates to the company’s short-term and long-term debt obligations. Refer to the section above titled “Restructuring, Integration, and Other” for updates related to discussion of planned restructuring costs. Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to Consolidated Financial Statements for further discussion on hedging activities. Refer to Note D “Investments in Affiliated Companies” of the Notes to Consolidated Financial Statements for discussion of proceeds from the sale of investments in certain equity securities which occurred in the second quarter of 2025.  As of June 28, 2025, there were no other material changes to the capital requirements and sources of the company.

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

There have been no significant changes to the company’s critical accounting estimates during the six months ended June 28, 2025. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 28, 2025, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 28, 2025 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 28, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended June 28, 2025:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
March 29 through April 26, 2025	—	$—	—	$273,790
April 27 through May 24, 2025	414,404	120.65	414,404	223,347
May 25 through June 28, 2025	—	—	—	223,347
Total	414,404		414,404
(a)	Average price paid per share excludes 1% excise tax on stock repurchases.
(b)	The company’s share repurchase program does not have an expiration date. As of June 28, 2025, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $776.7 million has been utilized, and the $223.3 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended June 28, 2025, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

3(a)	Arrow Electronics, Inc. Amended and Restated Bylaws, dated May 6, 2025 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on May 8, 2025).

10(a)

Fifth Amended and Restated Credit Agreement, dated as of June 27, 2025, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers; the lenders from time to time parties thereto; JPMorgan Chase Bank, N.A. as administrative agent; and Bank of America, N.A., BNP Paribas, ING Bank N.V., Dublin Branch, and Mizuho Bank, Ltd. as syndication agents (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on  June 27, 2025).

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

ARROW ELECTRONICS, INC.

Date:	July 31, 2025	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Yun Cho
Yun Cho
Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)