Form 10-Q
period 2025-09-27
ARROW ELECTRONICS, INC.
filed 2025-10-30
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

Yes ☐   No ☒

There were 51,511,356 shares of Common Stock outstanding as of October 23, 2025.

ARROW ELECTRONICS, INC.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
ASU	Accounting Standard Update
CODM	Chief Operating Decision Maker
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
EMS	Electronics Manufacturing Services
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
Global components segment	Global components reportable segment
Global ECS segment	Global ECS reportable segment
MSPs	Managed Service Providers
OEMs	Original Equipment Manufacturers
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers

* Terms used, but not defined, within the body of this Form 10-Q, including in the Consolidated Financial Statements and accompanying notes, are defined in this Glossary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Sales	$7,712,541	$6,823,319	$22,106,505	$20,640,447
Cost of sales	6,877,227	6,038,491	19,648,542	18,151,349
Gross profit	835,314	784,828	2,457,963	2,489,098
Operating expenses:
Selling, general, and administrative	587,866	534,508	1,751,172	1,670,429
Depreciation and amortization	32,793	40,592	103,765	123,356
Restructuring, integration, and other	35,648	34,466	74,880	121,859
	656,307	609,566	1,929,817	1,915,644
Operating income	179,007	175,262	528,146	573,454
Equity in earnings of affiliated companies	463	1,002	1,124	1,912
Gain (loss) on investments, net	4,859	3,757	108,975	(760)
Loss on extinguishment of debt	—	—	—	(1,657)
Post-retirement expense	(664)	(979)	(1,950)	(2,892)
Interest and other financing expense, net	(54,875)	(62,947)	(171,340)	(209,442)
Income before income taxes	128,790	116,095	464,955	360,615
Provision for income taxes	19,528	15,198	88,807	66,996
Consolidated net income	109,262	100,897	376,148	293,619
Noncontrolling interests	69	330	(514)	753
Net income attributable to shareholders	$109,193	$100,567	$376,662	$292,866

Net income per share:
Basic	$2.11	$1.90	$7.25	$5.48
Diluted	$2.09	$1.88	$7.19	$5.42
Weighted-average shares outstanding:
Basic	51,695	53,010	51,935	53,476
Diluted	52,141	53,475	52,381	53,999

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Consolidated net income	$109,262	$100,897	$376,148	$293,619
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	(32,224)	170,874	369,038	47,183
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	440	(6,422)	(11,716)	(1,446)
Loss on interest rate swaps designated as cash flow hedges, net of taxes	(430)	(1,026)	(1,273)	(723)
Post-retirement expense items, net of taxes	(345)	(317)	(1,054)	(910)
Other comprehensive (loss) income	(32,559)	163,109	354,995	44,104
Comprehensive income	76,703	264,006	731,143	337,723
Less: Comprehensive (loss) income attributable to noncontrolling interests	(296)	2,233	4,659	1,278
Comprehensive income attributable to shareholders	$76,999	$261,773	$726,484	$336,445

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	September 27,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$213,612	$188,807
Accounts receivable, net	15,656,816	13,030,991
Inventories	4,728,011	4,709,706
Other current assets	539,863	471,909
Total current assets	21,138,302	18,401,413
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	194,658	194,061
Machinery and equipment	1,709,467	1,623,228
	1,909,816	1,822,980
Less: Accumulated depreciation and amortization	(1,434,017)	(1,353,720)
Property, plant, and equipment, net	475,799	469,260
Investments in affiliated companies	58,136	57,299
Intangible assets, net	81,786	96,706
Goodwill	2,117,017	2,055,295
Other assets	655,448	677,734
Total assets	$24,526,488	$21,757,707
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,126,538	$11,047,470
Accrued expenses	1,304,479	1,238,714
Short-term borrowings, including current portion of long-term debt	10,818	349,978
Total current liabilities	14,441,835	12,636,162
Long-term debt	3,118,668	2,773,783
Other liabilities	490,366	516,234
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2025 and 2024
Issued - 55,827 and 55,592 shares in 2025 and 2024, respectively	55,827	55,592
Capital in excess of par value	579,672	562,080
Treasury stock (4,316 and 3,420 shares in 2025 and 2024, respectively), at cost	(432,809)	(328,078)
Retained earnings	6,357,488	5,980,826
Accumulated other comprehensive loss	(159,447)	(509,269)
Total shareholders’ equity	6,400,731	5,761,151
Noncontrolling interests	74,888	70,377
Total equity	6,475,619	5,831,528
Total liabilities and equity	$24,526,488	$21,757,707

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Consolidated net income:	$376,148	$293,619
Adjustments to reconcile consolidated net income to net cash (used for) provided by operations:
Depreciation and amortization	103,765	123,356
Amortization of stock-based compensation	20,448	30,187
Equity in earnings of affiliated companies	(1,124)	(1,912)
Deferred income taxes	5,185	(20,287)
Loss on extinguishment of debt	—	1,657
(Gain) loss on investments, net	(109,435)	925
Other	(77)	4,346
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	(2,292,091)	512,394
Inventories	65,225	662,685
Accounts payable	1,871,455	(687,015)
Accrued expenses	(94,367)	189,537
Other assets and liabilities	(81,033)	(305,543)
Net cash (used for) provided by operating activities	(135,901)	803,949
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(73,873)	(70,155)
Proceeds from settlement of net investment hedges	24,858	10,635
Proceeds from sale of investments in equity securities	100,000	—
Other	—	6,494
Net cash provided by (used for) investing activities	50,985	(53,026)
Cash flows from financing activities:
Change in short-term and other borrowings	9,852	(595,069)
Proceeds from long-term bank borrowings, net	338,223	60,158
Redemption of notes	(350,000)	(1,000,000)
Net proceeds from note offering	—	989,564
Proceeds from exercise of stock options	3,427	5,353
Repurchases of common stock	(110,779)	(214,352)
Other	(148)	(1,040)
Net cash used for financing activities	(109,425)	(755,386)
Effect of exchange rate changes on cash	219,146	34,410
Net increase in cash and cash equivalents	24,805	29,947
Cash and cash equivalents at beginning of period	188,807	218,053
Cash and cash equivalents at end of period	$213,612	$248,000

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417
Consolidated net income (loss)	—	—	—	187,749	—	(727)	187,022
Other comprehensive income	—	—	—	—	257,932	3,647	261,579
Amortization of stock-based compensation	—	11,641	—	—	—	—	11,641
Shares issued for stock-based compensation awards	28	49	2,222	—	—	—	2,299
Repurchases of common stock	—	—	(50,736)	—	—	—	(50,736)
Distributions	—	—	—	—	—	(148)	(148)
Balance at June 28, 2025	$55,815	$589,480	$(432,447)	$6,248,295	$(127,253)	$75,184	$6,409,074
Consolidated net income	—	—	—	109,193	—	69	109,262
Other comprehensive loss	—	—	—	—	(32,194)	(365)	(32,559)
Amortization of stock-based compensation	—	(9,752)	—	—	—	—	(9,752)
Shares issued for stock-based compensation awards	12	(56)	268	—	—	—	224
Repurchases of common stock	—	—	(630)	—	—	—	(630)
Balance at September 27, 2025	$55,827	$579,672	$(432,809)	$6,357,488	$(159,447)	$74,888	$6,475,619

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income (loss)	—	—	—	83,601	—	(503)	83,098
Other comprehensive loss	—	—	—	—	(94,091)	(1,148)	(95,239)
Amortization of stock-based compensation	—	13,447	—	—	—	—	13,447
Shares issued for stock-based compensation awards	264	(1,621)	4,286	—	—	—	2,929
Repurchases of common stock	—	—	(112,204)	—	—	—	(112,204)
Balance at March 30, 2024	$57,955	$565,166	$(405,663)	$5,873,818	$(392,130)	$70,192	$5,769,338
Consolidated net income	—	—	—	108,698	—	926	109,624
Other comprehensive loss	—	—	—	—	(23,536)	(230)	(23,766)
Amortization of stock-based compensation	—	8,253	—	—	—	—	8,253
Shares issued for stock-based compensation awards	91	1,111	637	—	—	—	1,839
Repurchases of common stock	—	—	(51,097)	—	—	—	(51,097)
Distributions	—	—	—	—	—	(141)	(141)
Balance at June 29, 2024	$58,046	$574,530	$(456,123)	$5,982,516	$(415,666)	$70,747	$5,814,050
Consolidated net income	—	—	—	100,567	—	330	100,897
Other comprehensive income	—	—	—	—	161,206	1,903	163,109
Amortization of stock-based compensation	—	8,487	—	—	—	—	8,487
Shares issued for stock-based compensation awards	13	(445)	1,017	—	—	—	585
Repurchases of common stock	—	—	(51,051)	—	—	—	(51,051)
Balance at September 28, 2024	$58,059	$582,572	$(506,157)	$6,083,083	$(254,460)	$72,980	$6,036,077

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2024 (a)	$902,445	$1,152,850	$2,055,295
Foreign currency translation adjustment	16,501	45,221	61,722
Balance as of September 27, 2025 (a)	$918,946	$1,198,071	$2,117,017
(a)	The total carrying value of goodwill as of September 27, 2025 and December 31, 2024, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components segment and $301.9 million was recorded in the global ECS segment.

Intangible assets, net, are comprised of the following as of September 27, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,700	$(122,373)	$70,327
Amortizable trade name	74,001	(62,542)	11,459
	$266,701	$(184,915)	$81,786

Intangible assets, net, are comprised of the following as of December 31, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$215,366	$(133,927)	$81,439
Amortizable trade name	74,001	(58,734)	15,267
	$289,367	$(192,661)	$96,706

During the third quarter of 2025 and 2024, the company recorded amortization expense related to identifiable intangible assets of $4.8 million and $7.3 million, respectively. During the first nine months of 2025 and 2024, amortization expense related to identifiable intangible assets was $15.0 million and $22.3 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	September 27,	December 31,
(thousands)	2025	2024
Marubun/Arrow	$43,583	$43,851
Other	14,553	13,448
	$58,136	$57,299

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Marubun/Arrow	$189	$528	$254	$614
Other	274	474	870	1,298
	$463	$1,002	$1,124	$1,912

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of September 27, 2025 and December 31, 2024.

In the second quarter of 2025, the company sold an investment in certain equity securities for $100.0 million and recorded a gain on investments of $99.0 million. This investment was previously accounted for as equity securities without a readily determinable fair value.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 27,	December 31,
(thousands)	2025	2024
Accounts receivable	$15,782,917	$13,147,436
Allowance for credit losses	(126,101)	(116,445)
Accounts receivable, net	$15,656,816	$13,030,991

Accounts receivable includes balances related to inventory purchased by the company as part of its global components supply chain services offerings. In these transactions, the company acts as an agent for its customers, and consequently, the receivables are disproportionate to the fees the company recognizes as revenue for its services. The company generally carries corresponding accounts payables on its balance sheet with some differences due to timing of settlement.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward for the company’s allowance for credit losses:

	Nine Months Ended
	September 27,	September 28,
(thousands)	2025	2024
Balance at beginning of period	$116,445	$146,480
Charged (credited) to income	14,817	(16,866)
Translation adjustments	4,183	(102)
Write-offs	(9,344)	(26,447)
Balance at end of period	$126,101	$103,065

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of September 27, 2025. For the first nine months ended September 28, 2024, the net benefit recorded to income of $16.9 million includes a $20.0 million reversal of an allowance previously recorded in the global ECS segment for aged receivables that were collected during the second quarter of 2024.

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

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
EMEA asset securitization, sales of accounts receivable	$411,163	$437,052	$1,199,954	$1,454,711

Receivables sold to unaffiliated financial institutions under the program are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets, and cash receipts are reflected in the “Cash flows from operating activities” section of the consolidated statements of cash flows. The purchase price is paid in cash when the receivables are sold. Certain unsold receivables held by Arrow EMEA Funding Corp B.V. are pledged as collateral to unaffiliated financial institutions. These unsold receivables are included in “Accounts receivable, net” on the company’s consolidated balance sheets.

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

Other amounts related to the EMEA asset securitization program are set forth below:

	September 27,	December 31,
(thousands)	2025	2024
Receivables sold to unaffiliated financial institutions that were uncollected	$331,071	$339,669
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	655,844	528,975

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 27, 2025, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions and accounts for these transactions as sales of the related receivables. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected in the “Cash flows from operating activities” section on the consolidated statements of cash flows. The company typically does not retain financial or legal interests in these receivables. Factoring fees for the sales of accounts receivables are included in “Interest and other financing expense, net” in the consolidated statements of operations. The company continues servicing the receivables which were sold.

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Sales of accounts receivable under the factoring programs	$206,328	$238,388	$758,693	$686,309

Other amounts under the company’s factoring programs:

	September 27,	December 31,
(thousands)	2025	2024
Receivables sold under the factoring programs that were uncollected	$236,648	$182,432

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of September 27, 2025, and December 31, 2024, the company had $715.7 million and $1.3 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	September 27,	December 31,
(thousands)	2025	2024
4.00% notes, due April 2025	$—	$349,808
Other short-term borrowings	10,818	170
	$10,818	$349,978

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at September 27, 2025 and December 31, 2024. The maturity for borrowings is generally short term and is agreed upon with lenders at the time of each borrowing. The uncommitted lines of credit had a weighted-average effective interest rate of 4.79% and 5.18% at September 27, 2025 and December 31, 2024, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at September 27, 2025 and December 31, 2024. The commercial paper program had a weighted-average effective interest rate of 4.74% and 5.21% at September 27, 2025 and December 31, 2024, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt consists of the following:

	September 27,	December 31,
(thousands)	2025	2024
Revolving credit facility	$—	$30,000
North American asset securitization program	1,005,000	633,000
7.50% senior debentures, due 2027	110,327	110,266
3.875% notes, due 2028	498,301	497,775
5.15% notes, due 2029	495,904	495,209
2.95% notes, due 2032	495,991	495,576
5.875% notes, due 2034	495,317	494,986
Other obligations with various interest rates and due dates	17,828	16,971
	$3,118,668	$2,773,783

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	September 27,	December 31,
(thousands)	2025	2024
7.50% senior debentures, due 2027	$114,500	$115,000
3.875% notes, due 2028	494,000	481,500
5.15% notes, due 2029	511,000	498,000
2.95% notes, due 2032	446,000	426,000
5.875% notes, due 2034	522,500	502,500

The carrying amount of the company’s other short-term borrowings, North American asset securitization program and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. In June 2025, the company amended its revolving credit facility and, among other things, extended its term to mature in June 2030. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at September 27, 2025), which is based on the company’s credit ratings, or a weighted-average effective interest rate of 5.34% at September 27, 2025. The effective interest rate was 5.48% at December 31, 2024. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at September 27, 2025. The company had no outstanding borrowings and $30.0 million in outstanding borrowings under the revolving credit facility at September 27, 2025 and December 31, 2024, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy-remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at September 27, 2025) and a credit spread adjustment of 0.10% or an effective interest rate of 4.66% at September 27, 2025. The effective interest rate was 4.83% at December 31, 2024. The facility fee is 0.40% of the total borrowing capacity.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company had $1.0 billion and $633.0 million in outstanding borrowings under the North American asset securitization program at September 27, 2025 and December 31, 2024, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $2.7 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at September 27, 2025 and December 31, 2024, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of September 27, 2025, the company was in compliance with all such financial covenants.

In the second quarter of 2025, the company repaid in full the $350.0 million principal amount of its 4.00% notes due April 2025.

Interest and dividend income of $9.9 million and $28.4 million for the third quarter and first nine months of 2025, respectively, and $10.3 million and $44.6 million for the third quarter and first nine months of 2024, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at September 27, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$12,816	$—	$—	$12,816
Equity investments (b)	Other assets	42,211	—	—	42,211
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	16,192	—	16,192
		$55,027	$16,192	$—	$71,219

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents assets measured at fair value on a recurring basis at December 31, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,751	$—	$—	$10,751
Equity investments (b)	Other assets	42,907	—	—	42,907
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,679	—	53,679
		$53,658	$53,679	$—	$107,337
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized gains of $3.6 million and $4.1 million for the third quarter and first nine months of 2025, respectively, on equity securities held at the end of the quarter. The company recorded unrealized gains (losses) of $1.6 million and ($8.5) million for the third quarter and first nine months of 2024, respectively, on equity securities held at the end of the quarter.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures, denominated primarily in Euros and Indian Rupees, resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. Foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at September 27, 2025 and December 31, 2024, was $1.1 billion.

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

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	September 27, 2025		December 31, 2024
April 2025	EUR	—	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
	EUR	100,000	EUR	200,000

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
(thousands)	Income Statement Line	2025	2024	2025	2024
Gain Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$671	$1,722	$2,759	$5,330
Interest rate swaps, cash flow hedge	Interest Expense	565	449	1,672	51
Interest rate swap, fair value hedge (b)	Interest Expense	—	—	—	454
		$1,236	$2,171	$4,431	$5,835
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$951	$(5,110)	$(9,616)	$2,610
Interest rate swaps, cash flow hedges		—	(684)	—	(684)
		$951	$(5,794)	$(9,616)	$1,926

(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from foreign currency translation adjustments to “Interest and other financing expense, net”.
(b)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million for first quarter of 2024. During the first quarter of 2024, the fair value hedge was terminated.
(c)	Includes derivative gains (losses) of $0.8 million and ($10.0) million for the third quarter and first nine months of 2025, respectively, and ($3.5) million and ($2.1) million for the third quarter and first nine months of 2024, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$34,628	$—	$63,259	$—
Other plans	170	741	2,053	841
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(1,382)	31,895	546	107,503
Early lease termination costs	215	289	1,546	6,814
Other charges	2,017	1,541	7,476	6,701
	$35,648	$34,466	$74,880	$121,859
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	Primarily related to employee severance and benefit costs. As of September 27, 2025, the accrued liabilities related to these costs totaled $20.0 million and substantially all accrued amounts are expected to be spent in cash within two years.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $80.0 million of employee severance and other personnel cash expenditures; approximately $75.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind down of certain business operations; and approximately $30.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the costs related to the Operating Expense Efficiency Plan:

		Quarter Ended	Nine Months Ended	Total Cost
		September 27,	September 27,	Incurred to
(thousands)	Income Statement Line	2025	2025	Date
Employee severance and benefit costs	Restructuring, integration, and other	$28,334	$47,747	$49,095
Inventory (recoveries) write-downs	Cost of sales	(1,989)	(6,628)	43,716
Asset impairments	Restructuring, integration, and other	-	-	1,416
Other costs (a)	Restructuring, integration, and other	6,294	15,512	23,027
		$32,639	$56,631	$117,254
(a)	Other costs consist primarily of consulting and other professional fees, early lease termination fees, and foreign currency translation adjustment write-offs.

The following table presents the activity in the restructuring, integration, and other accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Other Costs	Total
Balance at December 31, 2024	$384	$-	$202	$586
Restructuring related charges	47,747	(6,628)	15,512	56,631
Cash (payments) receipts	(15,195)	6,628	(14,345)	(22,912)
Foreign currency translations	979	-	79	1,058
Balance at September 27, 2025	$33,915	$-	$1,448	$35,363

Substantially all amounts accrued at September 27, 2025 related to the Operating Expense Efficiency Plan are expected to be paid in cash within one year.

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands except per share data)	2025	2024	2025	2024
Net income attributable to shareholders	$109,193	$100,567	$376,662	$292,866
Weighted-average shares outstanding - basic	51,695	53,010	51,935	53,476
Net effect of various dilutive stock-based compensation awards	446	465	446	523
Weighted-average shares outstanding - diluted	52,141	53,475	52,381	53,999
Net income per share:
Basic	$2.11	$1.90	$7.25	$5.48
Diluted (a)	$2.09	$1.88	$7.19	$5.42

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	1	-	38	21

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note K – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Foreign Currency Translation Adjustment and Other:
Other comprehensive (loss) income before reclassifications (a)	$(32,101)	$168,947	$360,249	$46,708
Amounts reclassified into income	242	24	3,616	(50)
Gain (loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications (b)	951	(5,110)	(9,616)	2,610
Amounts reclassified into income	(511)	(1,312)	(2,100)	(4,056)
Loss on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications (b)	—	(684)	—	(684)
Amounts reclassified into income	(430)	(342)	(1,273)	(39)
Post-retirement Expense Items, Net:
Amounts reclassified into income	(345)	(317)	(1,054)	(910)
Net change in Accumulated other comprehensive (loss) income	$(32,194)	$161,206	$349,822	$43,579
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $1.1 million and $35.7 million for the third quarter and first nine months of 2025, and $12.2 million and $3.2 million for the third quarter and first nine months of 2024, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H.

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867
Shares issued for stock-based compensation awards	28	(23)	51
Repurchases of common stock	—	417	(417)
Common stock outstanding at June 28, 2025	55,815	4,314	51,501
Shares issued for stock-based compensation awards	12	(3)	15
Repurchases of common stock	—	5	(5)
Common stock outstanding at September 27, 2025	55,827	4,316	51,511

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

Share Repurchase Program

The following table shows the company’s share repurchase program as of September 27, 2025:

Approximate
Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$776,640	$223,360

The company made no repurchases of its common stock under the company’s share repurchase program during the third quarter of 2025. The company repurchased 0.9 million shares of its common stock for $99.9 million during the first nine months of 2025, under the company’s share repurchase program, excluding excise taxes. During the first nine months of 2025, the company accrued $0.8 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. The company’s share repurchase program does not have an expiration date.

Note L – Contingencies

Environmental Matters

The Company has accrued liabilities of $22.7 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To date, the company has spent approximately $9.3 million and $88.3 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to be between $5.1 million and $16.8 million and at the Norco site they are estimated to be between $17.6 million and $33.7 million.

The company expects the liabilities associated with such ongoing remediation to be resolved over an extended period of time, with current estimates extending beyond 2040. The accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing, extent, and the efficacy of remediation, improvements in remediation technologies, orders by administrative agencies, and the extent to which environmental laws and regulations may change in the future.

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

Note M – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors, and similarities such as the nature of products, the level of shared products, technology and other resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within the global components segment and the global ECS segment based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

In the third quarter of 2025, in conjunction with Sean Kerins’s separation from the company, William (“Bill”) F. Austen was appointed as the company’s Interim President and Chief Executive Officer, and identified as the CODM responsible for reviewing financial information, making operational decisions, and evaluating business performance in a manner consistent with the previous CODM. The transition in CODM did not lead to any changes in the reportable or operating segments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The global components segment is enabled by a comprehensive range of value-added capabilities and services, markets, and distributes electronic components to OEMs and EMS providers. The global ECS segment is a leading provider of comprehensive computing solutions and value-added services. The global ECS segment brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users through a portfolio that includes datacenter, cloud, security, and analytics solutions.

The CODM evaluates the performance of both segments based on operating income, as well as monitors sales, gross profit, and operating expenses. This information is used to monitor segment profitability, allocate resources, and make budgeting and forecasting decisions about the segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration, and other costs, as they are not attributable to the individual segments and are included in the corporate line item.

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Sales:
Components:
Americas	$1,708,840	$1,638,459	$4,984,932	$4,807,991
EMEA	1,443,607	1,289,786	4,210,552	4,385,787
Asia/Pacific	2,403,945	2,017,814	6,423,528	5,975,729
Global components	$5,556,392	$4,946,059	$15,619,012	$15,169,507

ECS:
Americas	$1,021,950	$1,033,115	$2,984,638	$2,904,933
EMEA	1,134,199	844,145	3,502,855	2,566,007
Global ECS	$2,156,149	$1,877,260	$6,487,493	$5,470,940
Total	$7,712,541	$6,823,319	$22,106,505	$20,640,447

Sales by country are as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(thousands)	2025	2024	2025	2024
Sales:
China and Hong Kong	$1,210,685	$1,039,648	$3,227,276	$3,033,834
Germany	821,256	672,280	2,331,610	2,306,795
Other	3,075,995	2,610,859	9,015,217	8,115,710
Total foreign	$5,107,936	$4,322,787	$14,574,103	$13,456,339
United States	2,604,605	2,500,532	7,532,402	7,184,108
Total	$7,712,541	$6,823,319	$22,106,505	$20,640,447

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by segment are as follows:

	Quarter Ended
	September 27, 2025
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$5,556,392	$2,156,149	$-	$7,712,541
Cost of sales	4,947,291	1,929,936	-	6,877,227
Gross profit	609,101	226,213	-	835,314
Gross profit margin (a)	11.0%	10.5%	-	10.8%
Operating expenses (b)	411,746	162,469	82,092	656,307
Operating income (loss) (c) (e)	$197,355	$63,744	$(82,092)	$179,007
Operating income margin	3.6%	3.0%	-	2.3%

	Quarter Ended
	September 28, 2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$4,946,059	$1,877,260	$-	$6,823,319
Cost of sales	4,381,599	1,656,892	-	6,038,491
Gross profit	564,460	220,368	-	784,828
Gross profit margin	11.4%	11.7%	-	11.5%
Operating expenses (b)	375,860	144,754	88,952	609,566
Operating income (loss) (c) (d) (e)	$188,600	$75,614	$(88,952)	$175,262
Operating income margin	3.8%	4.0%	-	2.6%

	Nine Months Ended
	September 27, 2025
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$15,619,012	$6,487,493	$-	$22,106,505
Cost of sales	13,863,512	5,785,030	-	19,648,542
Gross profit	1,755,500	702,463	-	2,457,963
Gross profit margin (a)	11.2%	10.8%	-	11.1%
Operating expenses (b)	1,199,952	464,436	265,429	1,929,817
Operating income (loss) (c) (e)	$555,548	$238,027	$(265,429)	$528,146
Operating income margin	3.6%	3.7%	-	2.4%

	Nine Months Ended
	September 28, 2024
(thousands)	Global Components	Global ECS	Corporate	Consolidated
Sales	$15,169,507	$5,470,940	$-	$20,640,447
Cost of sales	13,334,473	4,816,876	-	18,151,349
Gross profit	1,835,034	654,064	-	2,489,098
Gross profit margin	12.1%	12.0%	-	12.1%
Operating expenses (b)	1,210,671	404,410	300,563	1,915,644
Operating income (loss) (c) (d) (e)	$624,363	$249,654	$(300,563)	$573,454
Operating income margin	4.1%	4.6%	-	2.8%

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(a)	Global ECS gross profit margin decreased during the third quarter and first nine months of 2025 compared with the year-earlier periods primarily due to $21.4 million and $25.2 million, respectively, in losses related to underperformance of certain non-cancellable multi-year purchase obligations.
(b)	Segment operating expenses primarily include employee-related expenses, depreciation and amortization, and allowance for credit losses.
(c)	Global components operating income includes recoveries of $2.0 million and $6.6 million in inventory write-downs related to the wind down of a business for the third quarter and first nine months of 2025, respectively, and a reversal of $1.9 million and charges of $10.2 million in inventory write-downs related to the wind down of a business for the third quarter and first nine months of 2024, respectively.
(d)	For the first nine months of 2024, global ECS operating income includes a reversal of $20.0 million for aged receivables that were collected, related to the same customer, which was taken during the second quarter of 2024.
(e)	Corporate operating loss includes restructuring, integration, and other charges of $35.6 million and $74.9 million for the third quarter and first nine months of 2025, respectively, and $34.5 million and $121.9 million for the third quarter and first nine months of 2024, respectively. Refer to Note I.

Total assets, by segment, are as follows:

	September 27,	December 31,
(thousands)	2025	2024
Total assets:
Global components	$18,378,473	$14,765,931
Global ECS	5,584,723	6,518,723
Corporate	563,292	473,053
Total	$24,526,488	$21,757,707

Long-lived assets by country are as follows:

	September 27,	December 31,
(thousands)	2025	2024
Long-lived assets:
France	$101,055	$86,268
Netherlands	81,245	78,120
Other	228,704	223,903
Total foreign	$411,004	$388,291
United States	315,769	332,098
Total	$726,773	$720,389

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions; disruptions, shortages, or inefficiencies in the supply chain; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; non-compliance with certain regulations, such as trade, export, antitrust, and anti-corruption laws, or regulatory restrictions relating to the company or its subsidiaries or the permissibility of third-parties to transact therewith; the inability to realize sufficient sales to cover non-cancellable purchase obligations under certain ECS distribution agreements; management transitions, including the separation of Mr. Kerins from the company and the appointment of Mr. Austen as the company’s interim president and chief executive officer; the incurrence of additional charges not currently contemplated and failure to realize contemplated cost savings due to unanticipated events that may occur in connection with the implementation of the Operating Expense Efficiency Plan; political instability and changes; impacts of military conflict and sanctions; industry conditions; changes in product supply, pricing and customer demand; competition; other vagaries in the global components and the global ECS markets; deteriorating economic conditions, including economic recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; the effects of natural or man-made catastrophic events; changes in relationships with key suppliers; increased profit margin pressure; changes in legal and regulatory matters; foreign tax and other loss contingencies; breaches of security or privacy of business information and information system failures, including related to current or future implementations, integrations and upgrades; outbreaks, epidemics, pandemics, or public health crises; executive orders and regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales”, “Gross Profit”, “Operating Expenses”, “Operating Income”, “Income Tax”, and “Net Income Attributable to Shareholders”. Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory (recoveries) write-downs related to the wind down of businesses within the global components segment (“impact of wind down to inventory”) and “impact of changes in foreign currencies”.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization, restructuring, integration, and other, and the impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization, restructuring, integration, and other, and impact of wind down to inventory.

●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization, restructuring, integration, and other, impact of wind down to inventory, gain (loss) on investments, net, and impact from tax settlements related to the U.S. federal tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act (“impact of TCJA Tax Act settlements”).

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

Key Business Metrics

Management uses gross billings as an operational metric to monitor operating performance of its global ECS segment, including performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a specified period and does not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

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

The company has two reportable segments, the global components segment and the global ECS segment. The global components segment, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. The global ECS segment is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. The global ECS segment brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users. For the third quarter of 2025, approximately 72% and 28% of the company’s sales were from the global components segment and the global ECS segment, respectively.

Strategic initiatives within each reportable segment include the following:

Global components segment:

●	Offering a variety of value-added services, including demand creation, design, engineering, global marketing, and integration services to promote the future sale of suppliers’ products, which generally lead to longer and more profitable relationships with the company’s suppliers and customers.

●	Focusing on further penetrating the market for IP&E, which tends to be a margin accretive segment of the broader available market.

●	Providing global supply chain services offerings such as procurement, logistics, warehousing, and insights from data analytics.

Global ECS segment:

●	Enabling customer cloud solutions through the company’s cloud marketplace and management platform, ArrowSphere, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere was enhanced to include an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.

●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms and other services on behalf of certain suppliers.

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

Executive Summary

	Quarter Ended				Nine Months Ended
	September 27,	September 28,			September 27,	September 28,
(millions except per share data)	2025	2024	Change		2025	2024	Change
Consolidated sales	$7,713	$6,823	13.0%		$22,107	$20,640	7.1%
Global components sales	$5,556	$4,946	12.3%		$15,619	$15,170	3.0%
Global ECS sales	$2,156	$1,877	14.9%		$6,487	$5,471	18.6%
Gross profit margin	10.8%	11.5%	(70)	bps	11.1%	12.1%	(100)	bps
Non-GAAP gross profit margin	10.8%	11.5%	(70)	bps	11.1%	12.1%	(100)	bps
Operating income	$179	$175	2.1%		$528	$573	(7.9)%
Operating income margin	2.3%	2.6%	(30)	bps	2.4%	2.8%	(40)	bps
Non-GAAP operating income	$217	$215	1.0%		$612	$728	(16.0)%
Non-GAAP operating income margin	2.8%	3.2%	(40)	bps	2.8%	3.5%	(70)	bps
Net income attributable to shareholders	$109	$101	8.6%		$377	$293	28.6%
Earnings per share attributable to shareholders - diluted	$2.09	$1.88	11.2%		$7.19	$5.42	32.7%
Non-GAAP net income attributable to shareholders	$126	$128	(1.4)%		$348	$410	(15.1)%
Non-GAAP earnings per share attributable to shareholders - diluted	$2.41	$2.38	1.3%		$6.64	$7.59	(12.5)%

During the third quarter and first nine months of 2025, changes in foreign currencies increased sales by approximately $128.2 million and $167.2 million, respectively, and operating income by $4.7 million and $5.8 million, respectively, compared to the year-earlier periods. During the third quarter and first nine months of 2025, changes in foreign currencies increased earnings per share on a diluted basis by $0.08 and $0.09, respectively, compared to the year-earlier periods.

Business environment and other trends:

●	Within the global ECS segment, the company has entered into certain non-cancellable multi-year purchase obligations through 2030, designating it as the exclusive partner for certain suppliers and granting it the right to sell a broad set of IT solutions. In the first nine months of 2025, the company recorded losses due to lower profit expectations on underperforming contracts which negatively impacted gross profit margins. While the long-term performance of the agreements cannot be reasonably estimated at this time, due to the early stages and expected variability in the margins related to these agreements, the company is anticipating there could be additional losses in the coming quarters.
●	During 2024, the global components segment experienced a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. During the first half of 2025, the company noted positive meaningful demand trends, signaling a modest recovery. Demand trends increased on a sequential basis in the third quarter of 2025, however, due to geopolitical and economic uncertainty, the company cannot currently predict whether this trend will continue or how it may impact future quarters. Consistent with historical trends from past cyclical downturns, the Asia/Pacific region has returned to growth ahead of the Americas and EMEA regions.
●	On October 8, 2025, three of the company’s subsidiaries in China were added to the “Entity List” of the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), which restricted their ability to receive exports of U.S. technology from suppliers. On October 17, 2025, the BIS informed the company that it will remove these subsidiaries from the Entity List and granted a letter of authorization to resume normal business activities with these entities; however, during the intervening time period, the subsidiaries were unable to receive shipments from many suppliers and fulfill corresponding customer orders, which has resulted in marginal lost sales within the global components Asia/Pacific region in the fourth quarter of 2025. The company has been in communication with affected customers and suppliers to resume business and is currently assessing the impacts of this event, however, the company cannot reasonably predict future impacts beyond the fourth quarter of 2025.
●	The company’s global business continues to face uncertainty around ongoing developments related to U.S. and foreign tariff policies, which may increase the prices of products that the company purchases from its suppliers and passes to its customers, which in turn may decrease demand for the company's products or negatively impact the company’s margins. The company is continuing to evaluate and further implement mitigating actions, including potential supply chain optimization and improved solutions around processing tariffs. The global components segment is seeing a marginal increase in revenue and cost of sales due to price increases. However, given the uncertain and evolving nature of U.S. and foreign tariff policies, the company cannot currently predict whether this trend will continue or how it may impact future quarters. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2024, for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by reportable segment

The following is an analysis of the company’s sales by reportable segment:

	Quarter Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(millions)	2025	2024	Change	2025	2024	Change
Consolidated sales, as reported	$7,713	$6,823	13.0%	$22,107	$20,640	7.1%
Impact of changes in foreign currencies	—	128		—	167
Non-GAAP consolidated sales	$7,713	$6,952	10.9%	$22,107	$20,808	6.2%

Global components sales, as reported	$5,556	$4,946	12.3%	$15,619	$15,170	3.0%
Impact of changes in foreign currencies	—	78		—	97
Non-GAAP global components sales	$5,556	$5,024	10.6%	$15,619	$15,266	2.3%

Global ECS sales, as reported	$2,156	$1,877	14.9%	$6,487	$5,471	18.6%
Impact of changes in foreign currencies	—	51		—	71
Non-GAAP global ECS sales	$2,156	$1,928	11.8%	$6,487	$5,542	17.1%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

The following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended					Nine Months Ended
	September 27,		September 28,			September 27,		September 28,
	2025		2024			2025		2024
(millions)	Sales	% of Sales	Sales	% of Sales	Change	Sales	% of Sales	Sales	% of Sales	Change
Americas components sales	$1,709	22.2%	$1,638	24.0%	4.3%	$4,985	22.5%	$4,808	23.3%	3.7%
EMEA components sales	1,444	18.7%	1,290	18.9%	11.9%	4,211	19.1%	4,386	21.2%	(4.0)%
Asia/Pacific components sales	2,404	31.2%	2,018	29.6%	19.1%	6,424	29.1%	5,976	29.0%	7.5%
Global components sales	$5,556	72.0%	$4,946	72.5%	12.3%	$15,619	70.7%	$15,170	73.5%	3.0%

Americas ECS sales	$1,022	13.3%	$1,033	15.1%	(1.1)%	$2,985	13.5%	$2,905	14.1%	2.7%
EMEA ECS sales	1,134	14.7%	844	12.4%	34.4%	3,503	15.8%	2,566	12.4%	36.5%
Global ECS sales	$2,156	28.0%	$1,877	27.5%	14.9%	$6,487	29.3%	$5,471	26.5%	18.6%
Consolidated sales	$7,713	100.0%	$6,823	100.0%	13.0%	$22,107	100.0%	$20,640	100.0%	7.1%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During the third quarter of 2025, the global components segment sales increased compared to the year-earlier period primarily due to the following:

●	increase in sales in the Americas region primarily due to higher demand for the integrated services offerings, partially offset by a decrease in demand for aerospace and defense, transportation, and automative verticals;
●	increase in sales in the EMEA region primarily due to higher demand for industrial and aerospace and defense verticals coupled with changes in foreign currencies; and
●	increase in sales in the Asia/Pacific region primarily due to higher demand for industrial, computing, and networking and communications verticals.

During the first nine months of 2025, the global components segment sales increased compared to the year-earlier period, primarily due to increase in sales in the Americas and Asia/Pacific regions discussed above. This increase was partially offset by a decline in sales in the EMEA region, primarily due to decreased demand for the industrial, transportation and automotive verticals.

Within the global ECS segment, growth was primarily due to an increase in sales in the EMEA region for the third quarter and first nine months of 2025, relative to the year-earlier periods, mainly due to growth across most major technologies, most notably, cloud-based solutions and infrastructure software, and a shift in sales mix towards more sales recognized on a gross basis. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Gross Billings

The following table summarizes gross billings by geographic region for the global ECS segment:

	Quarter Ended			Nine Months Ended
	September 27,	September 28,		September 27,	September 28,
(millions)	2025	2024	Change	2025	2024	Change
Americas ECS gross billings	$2,713	$2,576	5.3%	$7,565	$7,381	2.5%
EMEA ECS gross billings	2,477	1,983	24.9%	7,404	6,060	22.2%
Global ECS gross billings	$5,190	$4,560	13.8%	$14,969	$13,441	11.4%

The sum of the components for global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

The following is an analysis of the company’s consolidated gross profit:

	Quarter Ended				Nine Months Ended
	September 27,	September 28,			September 27,	September 28,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated gross profit, as reported	$835	$785	6.4%		$2,458	$2,489	(1.3)%
Impact of wind down to inventory	(2)	(2)			(7)	10
Impact of changes in foreign currencies	—	17			—	21
Non-GAAP consolidated gross profit	$833	$800	4.2%		$2,452	$2,521	(2.7)%
Consolidated gross profit as a percentage of sales, as reported	10.8%	11.5%	(70)	bps	11.1%	12.1%	(100)	bps
Non-GAAP consolidated gross profit as a percentage of sales	10.8%	11.5%	(70)	bps	11.1%	12.1%	(100)	bps

Global components gross profit, as reported	$609	$564	7.9%		$1,755	$1,835	(4.3)%
Impact of wind down to inventory	(2)	(2)			(7)	10
Impact of changes in foreign currencies	—	9			—	10
Non-GAAP global components gross profit	$607	$572	6.1%		$1,749	$1,856	(5.7)%
Global components gross profit as a percentage of sales, as reported	11.0%	11.4%	(50)	bps	11.2%	12.1%	(100)	bps
Non-GAAP global components gross profit as a percentage of sales	10.9%	11.4%	(50)	bps	11.2%	12.2%	(100)	bps

Global ECS gross profit, as reported	$226	$220	2.7%		$702	$654	7.4%
Impact of changes in foreign currencies	—	8			—	11
Non-GAAP global ECS gross profit	$226	$228	(0.7)%		$702	$665	5.6%
Global ECS gross profit as a percentage of sales, as reported	10.5%	11.7%	(120)	bps	10.8%	12.0%	(120)	bps
Non-GAAP global ECS gross profit as a percentage of sales	10.5%	11.8%	(130)	bps	10.8%	12.0%	(120)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during the third quarter and first nine months of 2025 compared with the year-earlier periods due to regional mix shifting towards the Asia/Pacific region which generally has lower margins compared to Americas and EMEA regions coupled with customer mix within EMEA region. Global components supply chain services offerings continued to have a positive impact on gross profit margins.

Global ECS gross profit margins decreased during the third quarter and first nine months of 2025 compared with the year-earlier periods primarily due to $21.4 million and $25.2 million, respectively, in losses related to underperformance of certain non-cancellable multi-year purchase obligations and a shift in sales mix towards more sales recognized on a gross basis in the EMEA region. Refer to Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses

The following is an analysis of the company’s consolidated operating expenses as of:

	Quarter Ended				Nine Months Ended
	September 27,	September 28,			September 27,	September 28,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated operating expenses, as reported	$656	$610	7.7%		$1,930	$1,916	0.7%
Identifiable intangible asset amortization	(5)	(7)			(15)	(22)
Restructuring, integration, and other	(36)	(34)			(75)	(122)
Impact of changes in foreign currencies	—	11			—	15
Non-GAAP consolidated operating expenses	$616	$579	6.4%		$1,840	$1,786	3.0%
Consolidated operating expenses as a percentage of sales	8.5%	8.9%	(40)	bps	8.7%	9.3%	(60)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	8.0%	8.3%	(30)	bps	8.3%	8.6%	(30)	bps

Global components operating expenses, as reported	$412	$376	9.5%		$1,200	$1,211	(0.9)%
Identifiable intangible asset amortization	(4)	(6)			(12)	(19)
Impact of changes in foreign currencies	—	6			—	8
Non-GAAP global components operating expenses	$408	$376	8.6%		$1,188	$1,199	(0.9)%
Global components operating expenses as a percentage of sales	7.4%	7.6%	(20)	bps	7.7%	8.0%	(30)	bps
Non-GAAP global components operating expenses as a percentage of non-GAAP sales	7.3%	7.5%	(20)	bps	7.6%	7.9%	(30)	bps

Global ECS operating expenses, as reported	$162	$145	12.2%		$464	$404	14.8%
Identifiable intangible asset amortization	(1)	(1)			(3)	(3)
Impact of changes in foreign currencies	—	5			—	7
Non-GAAP global ECS operating expenses	$162	$149	8.5%		$462	$408	13.1%
Global ECS operating expenses as a percentage of sales	7.5%	7.7%	(20)	bps	7.2%	7.4%	(20)	bps
Non-GAAP global ECS operating expenses as a percentage of non-GAAP sales	7.5%	7.7%	(20)	bps	7.1%	7.4%	(30)	bps

Corporate operating expenses, as reported	$82	$89	(7.7)%		$265	$301	(11.7)%
Restructuring, integration, and other	(36)	(34)			(75)	(122)
Non-GAAP corporate operating expenses	$46	$54	(14.8)%		$191	$179	6.6%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Operating expenses increased during the third quarter of 2025 compared to the year-earlier period, primarily due to changes in foreign currencies and increases in variable costs to support sales growth for both the global components and global ECS segments and an increase in corporate professional fees. These increases were partially offset by a decrease in stock-based compensation expense, which was primarily attributable to equity-award forfeitures.

Operating expenses increased during the first nine months of 2025 compared to the year-earlier period, primarily due to the following:

●	changes in foreign currencies;

●	increase in expenses for the global ECS segment primarily due to increased employee headcount and higher sales incentives, in line with the increase in sales discussed above and a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables related to one customer in 2024 with no similar items recorded in 2025; offset by

●	decrease in corporate operating expenses primarily due to a decrease in restructuring, integration and other charges (see discussion below), reversal of stock-based compensation expense mainly due to equity-award forfeitures partially offset by an increase in professional fees; and

●	decrease in expenses in the global components segment primarily due to cost savings resulting from the Operating Expense Efficiency Plan, defined below, and other cost reduction initiatives, partially offset by higher variable costs.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, integrate acquired businesses, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(millions)	2025	2024	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$35	$—	$63	$—
Other plans	—	1	2	1
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(1)	32	1	108
Early lease termination costs	—	—	2	7
Other charges	2	2	7	7
Total	$36	$34	$75	$122

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	Primarily related to employee severance and benefit costs. As of September 27, 2025, the accrued liabilities related to these costs totaled $20.0 million and substantially all accrued amounts are expected to be spent in cash within two years.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $185.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $80.0 million of employee severance and other personnel cash expenditures; approximately $75.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind-down of certain business operations; and approximately $30.0 million of other related cash expenditures.

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

Operating Income

The following is an analysis of the company’s consolidated operating income, and operating income for the company’s two reportable segments:

	Quarter Ended				Nine Months Ended
	September 27,	September 28,			September 27,	September 28,
(millions)	2025	2024	Change		2025	2024	Change
Consolidated operating income, as reported	$179	$175	2.1%		$528	$573	(7.9)%
Identifiable intangible asset amortization	5	7			15	22
Restructuring, integration, and other	36	34			75	122
Impact of wind down to inventory	(2)	(2)			(7)	10
Non-GAAP consolidated operating income	$217	$215	1.0%		$612	$728	(16.0)%
Consolidated operating income as a percentage of sales	2.3%	2.6%	(30)	bps	2.4%	2.8%	(40)	bps
Non-GAAP consolidated operating income as a percentage of sales	2.8%	3.2%	(40)	bps	2.8%	3.5%	(70)	bps

Global components operating income, as reported	$197	$189	4.6%		$556	$624	(11.0)%
Identifiable intangible asset amortization	4	6			12	19
Impact of wind down to inventory	(2)	(2)			(7)	10
Non-GAAP global components operating income	$199	$193	3.2%		$561	$654	(14.1)%
Global components operating income as a percentage of sales	3.6%	3.8%	(20)	bps	3.6%	4.1%	(50)	bps
Non-GAAP global components operating income as a percentage of sales	3.6%	3.9%	(30)	bps	3.6%	4.3%	(70)	bps

Global ECS operating income, as reported	$64	$76	(15.7)%		$238	$250	(4.7)%
Identifiable intangible asset amortization	1	1			3	3
Non-GAAP global ECS operating income	$65	$77	(15.7)%		$241	$253	(4.8)%
Global ECS operating income as a percentage of sales	3.0%	4.0%	(100)	bps	3.7%	4.6%	(90)	bps
Non-GAAP global ECS operating income as a percentage of sales	3.0%	4.1%	(110)	bps	3.7%	4.6%	(90)	bps

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The decrease in consolidated operating income as a percentage of sales for the third quarter and first nine months of 2025 relates primarily to the changes in sales, gross profit margins, and operating expenses discussed above.

Gain (Loss) on Investments, Net

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(millions)	2025	2024	2025	2024
Gain (loss) on investments, net	$5	$4	$109	$(1)

The gain on investments during the first nine months of 2025, is primarily related to a $99.0 million gain on the sale of an investment in certain equity securities. Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(millions)	2025	2024	2025	2024
Interest and other financing expense, net	$(55)	$(63)	$(171)	$(209)

The decrease in interest and other financing expense, net for the third quarter and first nine months of 2025 compared to the year-earlier periods was primarily related to lower interest rates on floating rate credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

The following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Effective income tax rate	15.2%	13.1%	19.1%	18.6%
Identifiable intangible asset amortization	0.3%	0.6%	0.2%	0.3%
Restructuring, integration, and other	2.1%	2.7%	1.1%	1.6%
(Gain) loss on investments, net	(0.4)%	(0.3)%	(1.3)%	—%
Impact of wind down to inventory	(0.3)%	(0.1)%	(0.2)%	0.1%
Impact of TCJA Tax Act settlements	5.6%	—%	2.0%	—%
Non-GAAP effective income tax rate	22.5%	15.9%	20.9%	20.6%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year increase in the effective tax rate for the third quarter and first nine months of 2025 was primarily driven by a shift in jurisdictional mix of earnings, the impact of foreign currency exchange rate fluctuations in certain locations, the tax treatment of stock-based compensation, and adjustments to reserves for uncertain tax positions. The increase in the first nine months of 2025 was also driven by the increase in gain on investments compared to the year-earlier period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company does not expect the OBBBA to have a material impact on its effective tax rate in 2025.

Net Income Attributable to Shareholders

The following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(millions)	2025	2024	2025	2024
Net income attributable to shareholders, as reported	$109	$101	$377	$293
Identifiable intangible asset amortization*	5	7	15	22
Restructuring, integration, and other	36	34	75	122
(Gain) loss on investments, net	(5)	(4)	(109)	1
Impact of wind down to inventory	(2)	(2)	(7)	10
Loss on extinguishment of debt	—	—	—	2
Tax effect of adjustments above	(9)	(9)	5	(39)
Impact of TCJA Tax Act settlements	(8)	—	(8)	—
Non-GAAP net income attributable to shareholders	$126	$128	$348	$410

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The increase in net income attributable to shareholders in the third quarter of 2025 compared to the year-earlier period relates primarily to changes in sales, gross margins, and impact of TCJA Tax Act settlements as discussed above. The increase in net income attributable to shareholders in the first nine months of 2025 compared to the year-earlier period relates primarily to (gain) loss on investments, net, and impact of TCJA Tax Act settlements as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at approximately $2.5 billion in addition to $213.6 million of cash on hand at September 27, 2025. The company also may issue debt or equity securities in the future, and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	September 27,	December 31,
(millions)	2025	2024	Change
Working capital	$7,258	$6,693	$565
Cash and cash equivalents	214	189	25
Short-term debt	11	350	(339)
Long-term debt	3,119	2,774	345

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable. The change in working capital during the first nine months of 2025 was attributable to timing of payments and changes in foreign currencies.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 23.5% for the third quarter of 2025, compared to 25.1% in the year-earlier period, primarily due to an increase in sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At September 27, 2025 and December 31, 2024, the company had cash and cash equivalents of $213.6 million and $188.8 million, respectively, of which $186.1 million and $164.0 million, respectively, were held outside the United States.

The company has $5.2 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.3 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of September 27, 2025.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	September 27,	December 31,
(millions)	Capacity	2025	2024
North American asset securitization program	$1,500	$1,005	$633
Revolving credit facility	2,000	—	30
Commercial paper program (a)	1,200	—	—
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Nine Months Ended		Effective Interest Rate
	September 27,	September 28,	September 27,	September 28,
(millions)	2025	2024	2025	2024
North American asset securitization program	$683	$603	4.66%	5.34%
Revolving credit facility	1	4	5.34%	6.45%
Commercial paper program	368	526	4.74%	5.25%
Uncommitted lines of credit	276	282	4.79%	5.77%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first nine months of 2025 and 2024, the average daily balance outstanding under the EMEA asset securitization program was $327.5 million and $408.9 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

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

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Nine Months Ended
	September 27,	September 28,
(millions)	2025	2024	Change
Net cash (used for) provided by operating activities	$(136)	$804	$(940)
Net cash provided by (used for) investing activities	51	(53)	104
Net cash used for financing activities	(109)	(755)	646

Cash Flows from Operating Activities

The net amount of cash used for the company’s operating activities during the first nine months of 2025 was $135.9 million compared to cash provided by the company’s operating activities of $803.9 million during the first nine months of 2024. The change in cash used for operating activities during 2025, compared to the year-earlier period, relates primarily to changes in working capital accounts, most notably timing of payments and inventory purchases. The fluctuations in both “Accounts receivable, net” and “Accounts payable” are primarily related to the global components supply chain services offerings and generally offset as the company acts as an agent in the transaction and remits payments to the supplier upon receipt from the customer. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements.

Cash Flows from Investing Activities

The net amount of cash provided by investing activities was $51.0 million during the first nine months of 2025 compared to cash used for investing activities of $53.0 million in the year-earlier period. The change in cash provided by investing activities related primarily to proceeds from the sale of an investment in certain equity securities (Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements) and proceeds for the settlement of net investment hedges (Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements).

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2025 and 2024 was $109.4 million and $755.4 million, respectively. The change in cash used for financing activities relates primarily to an increase in short-term borrowings and lower stock repurchases in 2025.

Capital Expenditures

Capital expenditures for the third quarter of 2025 and 2024 were $73.9 million and $70.2 million, respectively. The company expects capital expenditures to be approximately $100.0 million for the fiscal year 2025.

Share Repurchase Program

The company repurchased 0.9 million shares of its common stock for $99.9 million and 1.6 million shares of its common stock for $200.0 million in the first nine months of 2025 and 2024, respectively, under its share repurchase program, excluding excise taxes. As of September 27, 2025, approximately $223.4 million remained available for repurchase under the share repurchase program. The share repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

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

As of September 27, 2025, the company had purchase obligations of $14.9 billion, which represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities with $5.9 billion expected to be paid in the fourth quarter of 2025, $3.7 billion in 2026, $2.1 billion in 2027, $1.6 billion in 2028, $1.3 billion in 2029, and $216.9 million in 2030. Some of these purchase obligations relate to sales where the company acts as an agent in the transaction. Refer to discussion of the company’s revenue recognition policy in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

With the exception of the item noted above, there were no other material changes to the capital requirements and sources of the company as of September 27, 2025.

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

There have been no significant changes to the company’s critical accounting estimates during the nine months ended September 27, 2025. Refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 27, 2025, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 27, 2025 (the “Evaluation”). Based upon the Evaluation, the company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 27, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Environmental Matters” in Note L “Contingencies” in the Notes to Consolidated Financial Statements in Item 1 Part I of this Report, is incorporated herein by reference.

Item 1A.Risk Factors

Except for the following, there have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A – Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The company is subject to laws and regulations that could have a negative impact on our business, including, without limitation, U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, anti- bribery laws, and anti-money laundering laws and regulations, as well as tariffs and trade protectionism. In the event of non-compliance, the company can face serious consequences, which can harm its business.

The company is subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations, including the U.S. Export Administration Regulations (the “EAR”), U.S. Customs regulations, and various other trade laws, regulations, and sanctions administered by the U.S. Departments of State, Commerce, and Treasury, as well as other U.S. and foreign governmental agencies. Products the company sells which are either manufactured in the United States or based on U.S. technology (“U.S. Products”) are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. If a regulator determines, even in error, that the company or its subsidiaries are not in compliance with applicable laws and regulations or designates the company or its subsidiaries as sanctioned entities or otherwise prohibits third-parties from transacting with them, such determination could result in negative impacts to the company’s sales, customer relationships, and reputation that could have a material negative impact on the company’s business and financial condition.

For example, on October 8, 2025, three of the company’s subsidiaries in China were added to the “Entity List” of the BIS, which restricted their ability to receive exports of U.S. technology from suppliers. On October 17, 2025, the BIS informed the company that it will remove these subsidiaries from the Entity List and granted a temporary authorization to resume normal business activities with these entities; however, during the intervening time period, the subsidiaries were unable to receive shipments from many suppliers and fulfill corresponding customer orders, which had an adverse impact on the Company’s operating results for the fourth quarter of 2025 and may continue to have an adverse impact beyond 2025.

In addition, licenses or proper license exemptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, and other countries in which the company operates. The company may not be able to effectively monitor the activities of all of its employees involved in regulated export or shipment activities, which may lead to the company’s failure to prevent violations of such regulations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended September 27, 2025:

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share	Program	Programs (a) (b)
June 29 through July 26, 2025	-	$-	-	$223,347
July 27 through August 23, 2025	-	-	-	223,347
August 24 through September 27, 2025	-	-	-	223,360
	-		-
(a)	Change in September 2025 related to updated estimate of an accrual for excise tax on prior period stock repurchases.
(b)	The company’s share repurchase program does not have an expiration date. As of September 27, 2025, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $776.6 million has been utilized, and the $223.4 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended September 27, 2025, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)+	Sean Kerins Separation and Release of Claims Agreement dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 17, 2025).

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.

+ : Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	October 30, 2025	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Brandon Brewbaker
Brandon Brewbaker
Vice President, Corporate FP&A and Chief Accounting Officer