Form 10-K
period 2025-12-31
ARROW ELECTRONICS, INC.
filed 2026-02-11
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,525,264,346.

There were 51,086,165 shares of Common Stock outstanding as of February 3, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant’s 2025 Annual Meeting of Shareholders, is incorporated by reference in Part III to the extent described therein. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of December 31, 2025.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
AI	Artificial Intelligence
ASU	Accounting Standard Update
BIS	Bureau of Industry and Security of the U.S. Department of Commerce
CIO	Chief Information Officer
CODM	Chief Operating Decision Maker
Compensation Committee	Compensation Committee of the company's Board of Directors
CSO	Chief Security Officer
CTA	Foreign Currency Translation Adjustment
EAR	U.S. Export Administration Regulations
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
EMS	Electronics Manufacturing Services
FASB	Financial Accounting Standards Board
FDII	Foreign-Derived Intangible Income
GAAP	Generally Accepted Accounting Principles
Global components	Global components reportable segment
Global ECS	Global ECS reportable segment
GILTI	Global Intangible Low-Taxed Income
IP&E	Interconnect, Passive and Electromechanical
IRS	Internal Revenue Service
ISOs	Incentive Stock Options
IT	Information Technology
MSPs	Managed Service Providers
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
OEMs	Original Equipment Manufacturers
OFAC	Office of Foreign Assets Controls
Omnibus Plan	Arrow Electronics, Inc. 2004 Omnibus Incentive Plan
S&P 400 MidCap Stock Index	Standard & Poor’s MidCap 400 Index
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.Business.

Arrow Electronics, Inc. (the “company” or “Arrow”) sources and engineers technology for thousands of leading manufacturers, service providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. Equipped with a range of services, solutions, and software, the company helps industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946.

Arrow’s diverse worldwide customer base consists of OEMs, VARs, MSPs, EMS providers, and other commercial customers. These customers include manufacturers of products serving industries including industrial, automotive and transportation, computing, networking and communications, among others.

The company has two reportable segments, global components and global ECS. The company distributes electronic components to OEMs and EMS providers through its global components segment and provides enterprise computing solutions to VARs and MSPs through its global ECS segment. The company maintains over 140 sales facilities and 39 distribution and value-added centers, serving over 85 countries. In 2025, approximately 70% of the company’s sales were from global components, and approximately 30% of the company’s sales were from global ECS. Refer to Note 16 - “Segment and Geographic Information” within Item 8 for financial information about the company’s reportable segments and geographic operations.

The company has operations in each of the three largest electronics markets; the Americas; the EMEA; and the Asia/Pacific regions. Arrow’s business strategy is to be the premier, technology-centric, go-to-market and supply chain services company. The company’s portfolio is designed to enable technology across major industries and markets including industrial automation, edge and cloud computing, smart and connected devices, and transportation to deliver new technologies. Arrow aggregates disparate sources of electronic components, infrastructure software, and IT hardware to engineer complete solutions for customers on behalf of its suppliers. The company aims to help enable secure and consistent supply chains, and drive growth on behalf of its suppliers.

Global Components

Global components markets and distributes electronic components enabled by a comprehensive range of value-added capabilities and services. The company utilizes its vast marketing, integration and global logistics footprint to provide customers with the ability to deliver the latest semiconductor and IP&E technologies to the market. Along with the help of value-added services and capabilities, such as supply chain services, engineering and design services, and integration services, the company offers the convenience of accessing, from a single source, multiple technologies and products from its suppliers with rapid or scheduled deliveries. Most of the company’s customers require delivery of their orders on schedules or volumes that are generally not available directly from manufacturers.

Supply chain service offerings include procurement, logistics, warehousing, financial management, and insights from data analytics. The company provides logistics support, as well as expertise in processes and systems to improve customer’s supply chain execution, visibility, resilience, and optimization. The company’s supply chain services are intended to serve customers’ direct supply chain and provide fee-based revenue opportunities, targeting the most complex electronics supply chains in the world.

The company utilizes its engineering resources to engage with customers in a variety of design engineering services, including software development, product design and integrated circuit design. The company is differentiated by its ability to deliver breakthrough products with device to digital applications, backed by long-term customer relationships. In addition to engineering services, demand creation efforts are intended to promote the future sale of suppliers’ products through registered engineered designs and schematics showing the use of suppliers’ components in the company’s customers’ future products. Providing these services, primarily through the efforts of field application engineers, generally leads to longer and more profitable relationships that benefit the company as well as the company’s suppliers and customers. In addition to demand creation, the company utilizes its engineering resources to engage with customers in a variety of design engineering services, including software development, product design and integrated circuit design.

The company’s integration services are designed to provide a full suite of product lifecycle solutions for customers. Services include design engineering from prototyping to volume production readiness, worldwide logistics and fulfillment capabilities, and scalable manufacturing and customer support.

Within the global components segment for 2025, sales of approximately 72% consist of semiconductor products and related services; approximately 16% consist of IP&E products, such as capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 7% consist of computing and memory; and approximately 5% consist of other products and services.

Global ECS

Global ECS is a leading value-added provider of comprehensive computing solutions and services. The global ECS portfolio includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale, and value-added solutions to help VARs and MSPs tailor complex IT solutions to fit the needs of their end-users. Arrow’s customers have access to various services including engineering and integration support, warehousing and logistics, marketing resources, and authorized hardware and software training. Global ECS suppliers benefit from demand creation, speed to market, and efficient supply chain management.

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

Additionally, global ECS partners with certain suppliers to manage part or all of their go-to-market activities through strategic outsourcing agreements, which consist of certain non-cancellable multi-year purchase obligations. Through a contractual fee model, global ECS enables suppliers to outsource specific selling and marketing activities, allowing suppliers to concentrate on designing and enhancing their products. This approach not only streamlines suppliers’ operations but also ensures suppliers can allocate resources more effectively to drive innovation and growth in their software solutions.

Within the global ECS segment for 2025, sales of approximately 27% consist of software applications, 25% consist of storage, 15% consist of security, 14% consist of compute, 5% consist of data intelligence, 5% consist of networking, and 9% consist of other products and services.

Customers and Suppliers

The company and its affiliates serve thousands of industrial and commercial customers. Industrial customers range from major OEMs and EMS providers to small engineering and manufacturing firms, while commercial customers primarily include VARs, MSPs, and OEMs. No single customer accounted for more than 2% of the company’s 2025 consolidated sales. The company’s sales teams focus on an extensive portfolio of products and services to support customers’ material management and production needs, including connecting customers to the company’s field application engineers that provide technical support and serve as a gateway to the company’s supplier partners. The company’s sales representatives provide end-to-end product offerings and solutions with an emphasis on helping customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As a result, the nature of the company’s business does not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

No single supplier accounted for more than 8% of the company’s consolidated sales in 2025. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company’s business, such as global ECS, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers, MSPs, and VARs. Most of the company’s purchases from suppliers are pursuant to distributor agreements, which are typically non-exclusive and cancellable by either party at any time or on short notice.

Distributor Agreements

Certain agreements with suppliers protect the company against the potential write-down of inventories due to technological change or suppliers’ price reductions. These contractual provisions typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of these distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in suppliers’ list prices. As of December 31, 2025, this type of arrangement covered approximately 56% of the company’s consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the supplier, for credit, a defined portion of those inventory items purchased within a designated period of time.

A supplier electing to terminate a distributor agreement may be required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2025, this type of repurchase arrangement covered approximately 59% of the company’s consolidated inventories.

While these inventory practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

Competition

The company operates in a highly competitive environment, both in the United States and internationally. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company’s competitors vary across vertical markets, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company’s competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and region that creates pricing pressure and the need to continually improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer.

The company also faces competition from companies entering or expanding into the logistics and product fulfillment, electronic catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors. The company believes that it is well equipped to compete effectively with its competitors in all of these areas due to its comprehensive product and service offerings, highly skilled work force, and global distribution network.

Government Regulation

The company is subject to, and endeavors to comply with, various laws and regulations in the United States and various foreign jurisdictions in which it operates. The requirements of these laws and regulations vary significantly across these jurisdictions and involve numerous subject areas, including the importation and exportation of goods, international trade restrictions, data and privacy protection, anti-trust, anti-corruption, anti-money laundering, environmental protection, and labor and employment practices. Additionally, as the company’s customers include U.S. government agencies, the company is subject to additional requirements applicable to government contractors. The company’s policies and procedures require that the company and individuals acting on its behalf comply with applicable legal and regulatory requirements. The company maintains a robust compliance program to monitor ongoing changes to, and promote compliance with, relevant laws and regulations.

For more information about the company’s risks related to legal and regulatory matters, refer to “Risk Factors” in Part I, Item 1A.

Additional information related to environmental liabilities is set forth under the heading “Environmental Matters” in Note 15 - “Contingencies” within Item 8 and is incorporated herein by reference.

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

The company believes its broad portfolio is made possible by a talented group of professionals who understand its suppliers’ and customers’ problems from numerous perspectives and curate forward-looking, comprehensive solutions. The company believes its employees’ varied talents, experiences, and perspectives frame how its global network of engineers, suppliers, and manufacturers work together, and enhance value for customers.

The company’s business results depend in part on its ability to successfully manage human capital resources, including attracting, identifying, and retaining key talent. Factors that may affect the company’s ability to attract and retain qualified employees include its reputation, employee engagement, competition from other employers, and availability of qualified individuals.

The company and its affiliates employed approximately 22,230 employees worldwide as of December 31, 2025. The following table shows the company’s approximate headcount by region:

	Americas	EMEA	Asia/Pacific
Headcount	5,860	8,020	8,350

Talent Acquisition, Development, and Retention

The company has long-standing goals for fostering inclusion across the organization and strives to provide all employees with equal opportunities at all levels of the organization. Efforts toward fostering a robust talent pipeline and supporting employee career opportunities are reflected in the company’s talent strategy through (a) internal talent development programs and retention initiatives that advance career opportunity for all employees, (b) hiring from a wide range of sources in support of a talent pool with a broad set of experiences and skills, and (c) training programs designed to strengthen skills and leadership capabilities in alignment with the company’s business strategy.

The company believes in work that elevates career opportunities for employees and views its employees as investors in their own future. Employees bring their unique talents, experiences, and perspectives to the organization through their daily work. The company is committed to helping employees receive a return on their investment, in the form of compounding knowledge, skills, abilities, and earnings opportunity as their careers grow within the company. Through early career talent programs focused on recent college graduates, the company grows employee capability from the ground up. The company supports development for the global workforce through targeted curricula and tools focused on building skills and capabilities at each career stage. The company also offers a suite of enterprise leadership training and development programs designed to build a future-ready talent pipeline that supports enterprise succession. These programs create value by growing employee capability, which in turn facilitates business growth and career growth opportunities. For example, over 70% of open manager-level and above positions were filled internally during 2025 and 2024.

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

Available Information

Arrow’s website is located at www.arrow.com. The company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to these filings are available free of charge through Arrow’s Investor Relations website (investor.arrow.com) as soon as reasonably practicable after they are filed with the SEC. The company also uses the Investor Relations website as a tool to disclose important information about the company and comply with its disclosure obligations under Regulation Fair Disclosure. The information contained on, or that may be accessed through, Arrow’s websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document the company files with the SEC, and all references to the company’s websites are intended to be inactive textual references only. The SEC’s website (www.sec.gov) contains reports, proxy and information statements, and other information regarding Arrow and other public companies.

Information about the Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 10, 2026:

Name	Age	Position
William F. Austen	67	Interim President, Chief Executive Officer
Rajesh K. Agrawal	60	Senior Vice President, Chief Financial Officer
Carine L. Jean-Claude	58	Senior Vice President, Chief Legal and Compliance Officer, and Secretary
Richard J. Marano	61	President, Global Components
Eric C. Nowak	62	President, Global Enterprise Computing Solutions
Gretchen K. Zech	56	Senior Vice President, Chief Governance, Sustainability, and Human Resources Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

William F. Austen was appointed Interim President, Chief Executive Officer in September 2025. He has served on the company’s Board of Directors since May 2020, including as Chair of the Corporate Governance Committee from May 2022 until September 2025. Prior thereto, he served as President, Chief Executive Officer and a director at Bemis Company, Inc. from 2014 to 2019.

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

Global Operational and Economic Risks

Global and regional economic weakness and uncertainty could have a material adverse effect on the company’s financial performance.

The company’s business and financial performance depend on worldwide economic conditions and the demand for technology products and services in the markets in which the company operates. Global and regional economic weakness, market uncertainty, persistent inflation, and other adverse economic conditions have and in the future could negatively impact net revenue, gross margins, earnings, growth rates, and cash flows; result in increased expenses and interest rates; and cause difficulty in managing inventory levels, collecting customer receivables, and forecasting revenue, gross margin, cash flows and expenses.

Political developments impacting international trade, trade disputes and increased tariffs, particularly between the United States and China; political instability, such as wars or other armed conflicts; and the effects of epidemics, pandemics, or other public health crises may negatively impact markets and cause weaker macroeconomic conditions, reducing demand for the company’s products and services, particularly due to the company’s extensive international operations and business. Economic downturns may necessitate further restructuring actions, which could have a material adverse effect on the company’s business.

The company’s non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2025, 2024, and 2023, approximately 66%, 65%, and 66%, respectively, of the company’s sales came from its operations outside the United States. As a result of the significant extent of the company’s international business and operations, the company is subject to a variety of risks, including:

•	import and export regulations that could erode profit margins or restrict international sales and transportation of products;
•	potential social unrest, military conflicts, government shutdowns and disruptions, and other geopolitical risks and uncertainties;
•	the burden and cost of compliance with international laws, regulations, treaties, and technical standards, including, without limitation, with respect to tax;
•	currency fluctuations;
•	trade protection measures, import and export tariffs and other restrictions, duties, and value-added taxes;
•	potential restrictions on transfers of funds;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations;
•	foreign laws that potentially discriminate against or disfavor companies headquartered outside the relevant jurisdiction;
•	stringent antitrust regulations in local jurisdictions;
•	volatility associated with sovereign debt of certain countries;
•	various jurisdictions’ environmental protection laws and regulations, including those related to climate change and sustainability disclosures; and
•	non-compliance with local laws.

See also “The company is subject to laws, regulations, and executive orders that could have a negative impact on the company’s business, including, without limitation, export and import controls, tariffs, sanctions, embargoes, international trade restrictions, anti-corruption laws, and anti-money laundering laws. In the event of non-compliance, the company could face serious consequences, that could harm its business.” Refer to “Foreign Currency Exchange Rate Risk” in Item 7.A Quantitative and Qualitative Disclosures About Market Risk for a further discussion of the company’s description of the impacts of foreign currency exchange rates on the company’s results and projections.

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

A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancellable at any time or on short notice (generally 30 to 90 days). Some of the company’s business offerings rely on a limited number of suppliers to provide a high percentage of revenues. For example, sales of products from one of the company’s suppliers accounted for approximately 8% of the company’s consolidated sales in 2025. To the extent that the company’s significant suppliers reduce the number of products they sell through distribution, cease selling their products through distribution entirely, experience disruptions in their supply chains, cease doing business with the company, or are unable to continue to meet their obligations, the company’s business could be materially adversely affected. In addition, to the extent the company’s suppliers modify the terms of their contracts to the detriment of the company, limit supplies due to capacity constraints or other factors, or cancel such contracts or exercise adverse remedies thereunder due to an actual or perceived breach of contract terms by the company, there could be a material adverse effect on the company’s business.

Further, the supplier landscape has continued to experience consolidation, which could negatively impact the company if the surviving, consolidated suppliers decide to exclude the company from their supply chains, and which could expose the company to increased pricing and dependence on a smaller number of suppliers, among other risks. Increasing consolidation in the industries where the company’s suppliers operate may occur as companies combine to achieve further business advantages, which could result in reduced supplies as companies seek to eliminate duplicative product lines and services, and increased prices, which could have a material adverse effect on the company’s business.

The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company’s business.

The company competes for both customers and suppliers in a highly competitive international environment against other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. Such robust competition broadly, and within each region and market sector, creates pricing and margin pressure and continuous demand for the company to improve service and product offerings. Additionally, some of the company’s competitors may have more extensive customer and/or supplier bases than the company in one or more of its regions and/or market sectors. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to changing customer needs, quality and depth of product lines and training, and increasing demand for customer service and support. The company also faces competition from its own suppliers and from companies in the logistics and product fulfillment, catalog distribution, e-commerce, design services, and supply chain services markets. Reduced pricing power and reduced margins, as well as a failure to adequately address evolving customer demand and otherwise respond to these competitive factors, could adversely impact the company’s results of operations.

As the company continues to expand its business into new areas to stay competitive in the market, the company may encounter increased competition from current and/or new competitors, making it difficult to retain or increase its market share. Further, supplier consolidation may result in suppliers with greater scale, market presence, and purchasing power.

As a result, distributors such as the company may experience difficulty maintaining favorable pricing and margins and experience related adverse impacts on operating results.

The company’s success depends upon its ability to attract, retain, motivate, and develop key executive and employee talent.

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

The company is currently conducting a search for a permanent President and CEO, following the appointment of William F. Austen as Interim President and CEO on September 16, 2025. Changes to executive leadership may create uncertainty, divert resources and management attention, or impact public or market perception, any of which could negatively impact the company's ability to operate effectively or execute its strategies and result in an adverse impact on its business. Further, new executives may have different backgrounds, experiences, and perspectives than the previous executives and thus may have different views on the company’s strategy and other significant matters, potentially resulting in employee, customer, and supplier uncertainty.

The company relies on its employee workforce to execute the business strategy, service customers and suppliers, and perform daily operations. From time to time, and most recently in connection with the Operating Expense Efficiency Plan, the company has and may need to reduce the size of its workforce in response to adverse market conditions or for strategic business realignment. Such workforce reductions may adversely affect the morale and performance of remaining employees as well as the company’s ability to attract, motivate, retain, and develop skilled personnel, which could have a significant impact on the company’s operations and financial condition.

Restrictions on immigration or changes in immigration laws could have adverse impacts on macroeconomic conditions, limit the company’s access to qualified and skilled professionals, increase the cost of doing business, delay international business travel, or otherwise disrupt operations.

Overestimating customer demand for certain products or a decline in the value of the company’s inventory or pre-paid IT solutions could materially adversely affect the company’s business.

The market for the company’s products and services is subject to rapid technological changes, evolving industry standards, changes in end-market demand, evolving customer expectations and demands, oversupply of product, and regulatory requirements, which can contribute to the decline in value or the obsolescence of the company’s inventory. Although some of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that (i) such protections will fully compensate it for the loss in value, (ii) the suppliers will choose to, or be able to, honor such agreements, or (iii) the company will be able to continue to secure such protections in the future. For example, many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of products the company purchased in a particular time frame. Therefore, the company is not fully protected against adverse shifts in customer demand or declines in the value of its inventory, which could result in increased inventory-management costs, write-downs, or write-offs, which could have a material negative effect on the company’s assets and operations.

The company, within global ECS, has multi-year distribution agreements under which it has non-cancellable purchase obligations through 2032, giving the company the right to sell certain IT solutions in specific regions. In 2025, the company recorded net losses of $18.3 million due to lower demand and profit expectations on certain contracts, which negatively impacted the company’s gross profit margins. If the sales under these or other agreements do not meet the company’s purchase obligations in future periods, the company’s business and results of operations could be materially negatively affected. Refer to “Business environment and other trends” in Item 7 for a further discussion of these multi-year distribution agreements.

If the company fails to successfully invest in and implement digital, AI, and other technological developments, or its suppliers are not able to continue to offer competitive components and electronic computing solutions, it could materially adversely impact results.

The company’s industry is subject to rapid and significant technological changes, and the company’s ability to meet its customers’ needs and expectations is key to the company’s ability to grow sales and earnings. The company’s customers and suppliers increasingly expect the company’s platforms to include digital technologies to facilitate distribution of components and electronic computing solutions. For example, the ability of customers to access their accounts, place orders, and otherwise interface with the company using digital technology is an important aspect of the distribution industry, and distribution companies are rapidly introducing new digital and other technology-driven products and services that aim to improve customer experience and reduce costs. If the company is unable to sufficiently maintain and enhance its digital platforms, cloud platforms, and AI tools to keep pace with competitors and align with evolving customer and supplier expectations and demands, there could be an adverse impact on the company’s sales revenues and ability to retain existing, and attract new, customers. Additionally, the company has made, and may continue to make, acquisitions of, or investments in new services or technologies to expand its current service offerings and product lines, which may involve risks that may differ from those traditionally associated with the company’s core business.  See also “Acquisitions, divestitures, or joint ventures may cause the company to experience operating difficulties and other consequences that may negatively impact the company’s business, financial condition, and operating results, and the company may not be able to successfully consummate favorable transactions or integrate acquired businesses.”

The company’s sales are also partially dependent on continued innovations in components and electronic computing solutions by its suppliers, the competitiveness of its suppliers’ offerings, and the company’s ability to partner with new and emerging technology providers. As a result, the company may have difficulty offering components, services, and solutions that anticipate and respond to rapid and continuing changes in technology and meet customers’ evolving demands. See also “The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company’s business.”

Additionally, laws and regulations concerning the use of AI are rapidly evolving and create uncertainty. Compliance with these laws and regulations may impose significant operational costs or limit the manner in which the company can utilize systems that incorporate AI technologies.

The company’s revenues originate primarily from the sales of semiconductor, IP&E, and IT hardware and software products, the sales of which are traditionally cyclical and may be impacted by shortages and other disruptions in the global supply chain.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 50%, 53%, and 60%, of the company’s consolidated sales in 2025, 2024, and 2023, respectively. The sale of the company’s IP&E products closely tracks the semiconductor market.

Accordingly, the company’s revenues and profitability, particularly in its global components reportable segment, have been, and may be, adversely affected by weakness in the semiconductor market. During 2023, the company’s global components reportable segment entered a cyclical downturn that endured throughout 2024 and part of 2025, characterized by declining sales due to elevated customer inventory levels, which were largely a result of the normalization of shortages in electronic components markets toward the end of 2022. A cyclical downturn in semiconductor markets and the technology industry has adversely impacted the company’s business and financial results in the past, and a recurrence of such conditions in the future could have a material adverse effect on the company’s business, profitability, and, consequently, stock price.

The company’s lack of long-term sales contracts may have a material adverse effect on its business.

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions over which the company has little or no control, both specific to each customer or generally affecting each customer’s industry or the broader market, may cause customers to cancel, reduce, or delay orders that were previously made or anticipated, file for bankruptcy protection; or default on their payments owed to the company, which could materially adversely affect the company’s business.

If the company is unable to implement its Operating Expense Efficiency Plan effectively, it could materially adversely impact financial results.

In 2024, the company began a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or the “Plan”) designed to improve operational efficiency through various measures, including reduction and relocation of parts of the company’s employee workforce. For further discussion of the Plan, refer to Note 9 - “Restructuring, Integration, and Other” within Item 8.

The Operating Expense Efficiency Plan could adversely impact the company due to any of the following: a decrease in employee morale; difficulty hiring qualified employees; current cost-effective regions becoming more expensive; inefficiency due to geographic segmentation of employees and operations; disruptions in operations; delays in finalizing the scope of, and implementing, the restructuring; failure to achieve targeted cost savings; failure to meet operational targets and customer requirements; failure to manage supplier relationships; and failure to maintain adequate internal control over financial reporting. These risks are further complicated by the company’s extensive international operations, which subject the company to different legal and regulatory requirements that govern the extent and speed of the company’s ability to reduce or consolidate its operations and workforce. See also “The company’s success depends upon its ability to attract, retain, and motivate key executive and employee talent.”

Changes in the company’s global mix of earnings, tax laws, and regulations could cause fluctuations in the company’s effective tax rate and adversely impact financial results.

The company’s effective tax rate may be adversely affected by fluctuations in the geographic distribution of earnings, which may subject earnings to different or multiple statutory tax rates. Shifts in the business environment or changes in tax laws and regulations in each jurisdiction in which the company operates may also adversely affect the company’s effective tax rate. For further details on the company’s deferred tax assets and liabilities and uncertain tax positions, refer to Note 1 – “Summary of Significant Accounting Policies” within Item 8.

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

The company is regularly audited by U.S. and foreign tax authorities. Although the company provisions for income taxes and tax estimates, the final resolution of these audits may differ, in some cases materially, from the estimates reflected in the company’s financial results. Additionally, economic and political pressures to increase tax revenue by various jurisdictions may make resolving tax disputes more challenging.

Acquisitions, divestitures, or joint ventures may cause the company to experience operating difficulties and other consequences that may negatively impact the company’s business, financial condition, and operating results, and the company may not be able to successfully consummate favorable transactions or integrate acquired businesses.

From time to time, the company has, and may continue to, evaluate potential acquisitions, divestitures, joint ventures, or other strategic transactions. As part of the company’s growth strategy, it has acquired other businesses and continues to evaluate strategic opportunities to acquire additional businesses from time to time. The company has also in the past, and may in the future, divest or reduce its investment in certain businesses and product lines. Acquisitions and divestitures involve numerous risks, including:

•	effectively combining and integrating the acquired operations, technologies, or products;
•	unanticipated costs or assumed or retained liabilities, including, but not limited to, those associated with combining and integrating operations, technologies, and facilities;
•	costs associated with regulatory approvals, actions, or investigations;
•	difficulty identifying potential acquirers or other divestiture options on favorable terms;
•	the inability to retain and obtain required regulatory approvals, licenses, and permits;
•	delayed completion due to local consultation laws;
•	not realizing the anticipated financial benefit from the acquired companies;
•	in the event the acquisition is funded with proceeds of indebtedness, adverse impacts on the company’s leverage ratios and an associated downgrade of its credit rating as well as increased interest costs;
•	diversion of management’s attention;
•	negative effects on existing customer and supplier relationships;
•	disruption due to the integration and rationalization of operations, products, technologies, and personnel;
•	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims; data privacy and security issues; violations of laws and regulations; liabilities associated with violations of anticorruption, sanctions, or trade control laws; commercial disputes; tax liabilities; environmental issues and remediation expenditures; and other known and unknown liabilities;
•	change in the company’s effective tax rate;
•	difficulty separating assets or businesses (or portions thereof) from the company’s other businesses;
•	decrease in margins, loss of revenue, operating income, or disruption to customer relationships as a result of a divestiture;
•	litigation or other claims in connection with an acquired company or a divestiture, including claims from terminated employees, customers, current or former equity holders, or other third parties;
•	significant costs associated with exit or disposal activities or related impairment charges; and
•	potential loss of key employees of the company or acquired companies.

If the company is not able to successfully manage any of these risks in relation to future acquisitions or divestitures, it could have a material adverse effect on the company’s business.

Cybersecurity, Privacy, and Technology Risks

Cybersecurity incidents may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

The company’s information technology and other systems could be subject to significant cybersecurity and privacy incidents, including, but not limited to, invasion, malicious intrusion, inducement (fraudulent or otherwise) by third parties to obtain information from employees, customers, or suppliers; cyber-attacks; ransom demands; cybersecurity breaches caused by third parties as well as employees and others with authorized access; social engineering; nation-state attacks; exploitation of unpatched or unmanaged vulnerabilities; or destruction or other misuse of data that could harm the company, its operations, or its competitive position. The company and its service providers have been, and continue to be, the subjects of cyber-attacks. While cybersecurity incidents have not had a material impact on the company’s business, strategy, results of operations, or financial condition, there can be no assurance that such incidents will not have a material adverse impact on the company in the future.

Any such incident, whether successful or unsuccessful, could result in, without limitation, disruption to the company’s operations; loss or compromise of, or damage to, the company’s or any of its customers’, suppliers’, or end-users’ data; theft and misuse of confidential or personal information; significant legal, regulatory, and financial exposure; damage to the company’s reputation; significant costs related to rebuilding internal systems, managing company brand and reputation, litigation, fines, damages, responding to regulatory inquiries, and taking other remedial steps; loss of competitive advantage; and a loss of confidence in the security of the company’s information technology systems, any of which could have an adverse impact on the company’s business and relationships with customers or suppliers, including by impairing the company’s ability to sell its products and services. Because the techniques used to cause these incidents and gain unauthorized access to, disable, or sabotage the company’s information technology systems and data stored on those systems change frequently and often are not recognized until they are initiated, the company may be unable to anticipate them or to implement adequate preventive or protective measures to guard against them. Further, third parties, such as hosted solution providers, are a source of risk because they could be subject to the same or other similar types of incidents, for example in the event of a failure of their own systems and infrastructure or if they experience their own privacy or security event, which could create risks similar to those described above. These third parties could include organizations in the company’s supply chain, which if subject to an incident, could adversely impact the company’s ability to service its customers and suppliers. Additionally, a cyber-attack or information technology system failure affecting the company’s suppliers or customers could disrupt and negatively impact the company’s operations.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject the company to substantial negative financial consequences and civil or criminal penalties.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The company’s actual or perceived failure to comply with privacy or data protection laws and regulations in any of the jurisdictions in which it operates could result in damage to the company’s reputation as well as legal proceedings against the company by governmental entities or others, which could have a material adverse effect on its business.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company’s business.

The company relies on its information systems to support daily operations and generate timely, accurate, and reliable financial and operational data. The company’s current global operations reside on multiple technology platforms, some of which are currently undergoing projects intended to streamline or optimize these platforms. The size and complexity of the company’s information systems make them vulnerable to breakdown, defective software updates from the company’s IT vendors, failure to keep software updated and current, and ransomware attacks. Failure to properly or adequately address such issues could impact the company’s ability to perform necessary business operations, which could materially adversely affect the company’s business.

Technologies used in or integrated into the company’s operations, such as cloud-based services, AI, and automation, may cause an adverse shift in the way the company’s existing business operations are conducted. In addition, AI algorithms may be flawed. Datasets used to train the models which support the company’s AI offerings or internal use may be insufficient or contain biased information or lead to unexpected or unintended outcomes, which could erode trust in the company’s AI systems and subject the company to competitive harm, regulatory action, and legal liability.

Regulatory and Legal Risks

The company is subject to laws, regulations, and executive orders that could have a negative impact on the company’s business, including, without limitation, export and import controls, tariffs, sanctions, embargoes, international trade restrictions, anti-corruption laws, and anti-money laundering laws. In the event of non-compliance, the company could face serious consequences that could harm its business.

The company is subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect its operations, including the EAR, U.S. Customs regulations, and various other trade laws, regulations, executive orders, and sanctions administered by the U.S. Departments of State, Commerce, and Treasury, as well as other U.S. and foreign governmental agencies. Products the company sells which are either manufactured in the United States or based on U.S.

technology (“U.S. Products”) are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. If a regulator determines, even in error, that the company or its subsidiaries are not in compliance with applicable laws, regulations, or executive orders or designates the company or its subsidiaries as sanctioned entities or otherwise prohibits third-parties from transacting with them, such determination could result in negative impacts to the company’s sales, customer relationships, and reputation that could have a material negative impact on the company’s business and financial condition.

For example, on October 8, 2025, three of the company’s subsidiaries in China were added to the “Entity List” of the BIS, which restricted their ability to receive exports of U.S. technology from suppliers. On October 17, 2025, the BIS issued a temporary authorization that allowed these entities to resume their normal business activities, and the entities were formally removed from the Entity List on November 11, 2025; however, during the intervening time period, the subsidiaries were unable to receive shipments from many suppliers and fulfill corresponding customer orders, which had an adverse impact on the Company’s operating results for the fourth quarter of 2025.

In addition, licenses or proper license exceptions may be required by export regulations, including the EAR, for the shipment of certain U.S. Products to certain countries, including China, India, and other countries in which the company operates. The company may not be able to effectively monitor the activities of all of its employees involved in regulated export or shipment activities, which may lead to the company’s failure to prevent violations of such regulations.

Failure to obtain and apply required authorizations, or other non-compliance with the EAR, OFAC regulations, or other applicable export regulations could result in a wide range of penalties including the denial or restriction of export privileges, significant fines, criminal penalties, and the seizure of inventories, any of which could have a material adverse effect on the company’s business. The company’s distribution process also includes the use of third parties that operate outside of the company’s direct control. Noncompliance with applicable import, export, and other laws, regulations, or executive orders by these third parties may result in substantial liability to the company and harm the company’s reputation.

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other anti-bribery and anti-money laundering laws in the countries in which it conducts business. The company can be held liable under these laws, which are often interpreted broadly, for the corrupt or other illegal activities of its employees, agents, contractors, counterparties, and third parties it engages to provide services, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of these laws and regulations may result in substantial civil and criminal fines, penalties, disgorgement, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

The company’s global business also could be negatively affected by trade barriers, such as tariffs, export restrictions, embargoes, and other governmental protectionist measures, which may decrease demand for the company’s products. Such measures can be imposed suddenly and unpredictably and, in the case of tariffs, may increase the prices of many of the products that the company purchases from its suppliers. Tariffs and other protectionist measures, and the additional operational costs incurred in minimizing the number of products subject to them, could adversely affect the operating profits for certain of the company’s businesses and customer demand for certain products, which could have an adverse effect on the company’s business and results of operations.

In the event that the company pays tariffs for imported products that are re-exported outside of the United States, the company may be eligible for refunds of certain tariffs. In order to qualify for these tariff drawbacks, the company must provide data and documentation to the U.S. government that it must obtain from third-party sources, such as its suppliers. There is no guarantee the company will be able to obtain this additional data and documentation from those other sources, which could result in the U.S. government rejecting the drawback requests. There have been, and there could be, additional administrative costs in furtherance of these efforts.

Ongoing litigation regarding U.S. tariffs issued pursuant to the International Emergency Economic Powers Act, including two matters recently heard by the U.S. Supreme Court, has created additional uncertainty regarding the potential effects that tariffs may have on the company’s business. The U.S. Supreme Court’s ruling in those or other similar matters could result in significant changes to U.S. tariff policies, the effects of which are difficult to predict, but could include the imposition of different or additional duties, refunds to the company that may be difficult or impossible to collect, or litigation with third parties concerning prior tariff-related payments, any of which could have a material negative impact on the company’s business.

Products sold, designed, or integrated by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.

As a distributor, the company sells its components or services at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in such claims. Further, the company’s ability to avoid such liabilities pursuant to defective product provisions in its supplier agreements may be limited as a result of various factors, such as the inability to exclude such damages due to third party contractual provisions or the laws of some of the countries where the company does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company if it is required to pay for the associated damages. The company’s product liability insurance is limited in coverage and amount and may not be sufficient to cover all possible claims. Further, when relying on contractual liability exclusions, the company could lose customers if their claims are not addressed to their satisfaction.

In the company’s rendering of integration services, the company may be exposed to increased risks associated with product defects. Defects arising from integration services could lead to product liability claims, recalls, fines, and penalties. These risks are particularly pronounced in applications for aerospace, automotive, and medical products, where product failures could result in serious harm to end users. Any such adverse events could affect the company’s financial condition, operating results, and reputation.

The company is subject to environmental laws and regulations, and may be impacted by climate change, in ways that could materially adversely affect its business.

A number of jurisdictions in which the company’s products are sold have enacted laws and regulations addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws and regulations prohibit the use of certain substances in the manufacture of products sold by the company and impose a variety of requirements for manufacturing processes, registration, chemical testing, labeling, and other activities. Failure to comply with these laws and regulations could result in litigation, fines, or suspension of sales. Additionally, these laws and regulations may restrict or prohibit the sale of certain products, which may negatively affect the value of the company’s inventory.

Certain environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Under these laws and regulations, the company may be responsible for investigating, removing, or otherwise remediating hazardous substances released at properties or facilities it owns or operates, regardless of when such substances were released. For example, the company is currently obligated to perform environmental remediation on sites that it obtained as part of an acquisition transaction (refer to Note 15 - “Contingencies” within Item 8 for additional information related to environmental remediation. The presence of environmental contamination at any of the company’s locations could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties. The discovery of environmental contamination, the enactment of new laws and regulations, or changes in the enforcement of existing regulations, could require the company to incur costs for compliance or subject it to unexpected liabilities.

Additionally, long-term climate change impacts, including the frequency and magnitude of severe weather events and natural disasters may significantly impact the company’s operations and business, either directly or indirectly, by adversely affecting the price and availability of energy, and the supply of other services or materials throughout the company’s supply chain, any of which could have a material adverse effect on the company’s business. Proposed and existing efforts to address concerns over climate change could also directly or indirectly affect the company’s costs of energy and other operating costs.

The company is subject to a variety of additional laws, regulations, and executive orders in the U.S. and other jurisdictions, and could be subject to claims, investigations, and litigation that could adversely affect the company’s results of operations and harm the company’s reputation.

The company is subject to various laws, regulations, and executive orders involving numerous subject areas in the U.S. and other countries in which it operates, the requirement of which vary across jurisdictions. The company has in the past and may in the future be subject to claims, investigations, regulatory proceedings, and lawsuits in and outside the ordinary course of business, including related to product liability and warranties, investigations by governmental agencies, litigation alleging the infringement of intellectual property rights, securities and shareholder litigation, and litigation related to employee matters and commercial disputes. Such matters are unpredictable. Managing, defending, and responding to claims, investigations, and lawsuits may divert management’s attention, damage the company’s reputation, and cause the company to incur significant expenses, even if there is no evidence of wrongdoing by the company. In addition, the company may be required to pay damage awards, penalties, fines, or settlements, or become subject to injunctions or other equitable remedies, which could have a material adverse effect on the company’s business, financial condition, results of operations, and cash flows. Moreover, any insurance or indemnification rights that the company has may be insufficient or unavailable to protect the company against potential loss exposures.

Certain of the company’s products and services include intellectual property owned primarily by the company’s third-party suppliers and, to a lesser extent, the company itself, and there is risk of litigation regarding these intellectual property rights. Third parties (including companies which acquire patents for the purpose of seeking artificial licensing revenue and not actually developing technology) may assert patent, copyright, or other intellectual property rights to technologies that are important to the company’s business, for which the company may not be able to obtain indemnification. In addition, the company is exposed to potential liability, for which it may not have indemnification protection, for technology it develops and when it combines multiple technologies of its suppliers. The company may also be required to indemnify and defend a customer in the event it becomes a target of intellectual property litigation.

Any infringement or indemnification claim brought against the company, regardless of the duration, outcome, or size of any potential monetary award, could result in substantial cost to the company, could be time consuming and costly to defend, or could cause product shipment delays. Moreover, in the event of an adverse determination, the company may be required to seek royalty or license arrangements, which may not be available on commercially reasonable terms or may be unavailable entirely. An adverse determination could require that the company stop selling certain products or technologies, which could negatively affect the company’s operations and ability to compete in the market. The payment of any such damages or royalties may significantly increase the company’s operating expenses and materially harm the company’s operating results and financial condition.

The company may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it or as a result of misconduct or other improper activities by its employees or contractors.

Global businesses are facing increasing operational risks, including fraudulent acts that potentially violate criminal and civil law. Due to the evolving nature of such threats, considering new and sophisticated methods used by criminals, including phishing, misrepresentation, social engineering, deepfake video and audio, and forgery, it is increasingly difficult for the company to anticipate and adequately mitigate these risks. In addition, designing and implementing measures to defend against, prevent, and detect these types of activities are increasingly costly and invasive to business operations. Misconduct or failure by employees or contractors to adhere to the company’s policies and procedures may further heighten such risks. As a result, the company could experience a material loss if its controls and other measures implemented to address these threats fail to prevent or detect these types of criminal, illegal, and fraudulent acts.

In addition, misconduct by the company’s employees or contractors may include intentional or negligent failures to comply with applicable laws and regulations, safeguard personally identifiable information, report financial information or data accurately, or disclose unauthorized activities to the company. Such misconduct could result in legal action by government agencies or impacted third parties, including customers and suppliers, against the company, and, as a result, could cause significant harm to the company, including to its reputation.

It is not always possible to identify and deter employee misconduct, and precautions the company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting the company from governmental investigations or other actions, including lawsuits on behalf of customers, suppliers, or other parties. If the company is not successful in defending itself or asserting its rights in any such actions, those actions could result in the imposition of significant civil, criminal, and administrative monetary judgments or penalties, which could have a significant impact on the company’s business. Regardless of whether the company is successful in defending against such actions, it could incur substantial costs, including legal fees, and divert the attention of management.

Expectations and regulations related to corporate stewardship and corporate responsibility matters, and related disclosures, expose the company to potential liabilities, increased costs, reputational harm, and other adverse effects on the company’s business.

Certain investors, customers, regulators, governments, and other stakeholders continue to emphasize and assert expectations in connection with environmental, social, and governance matters, as well as other corporate stewardship considerations, and the company may fail to meet these expectations. The company has made statements about various standards, policies, and targets in connection with these expectations, and a number of the company’s customers and suppliers require adherence to specific environmental and human rights standards. Failing to meet these expectations and standards may result in reputational damage, loss of business, or potential liability. Whether the company discloses, or chooses not to disclose, initiatives related to environmental, social, governance, or other corporate stewardship matters, it could face scrutiny regarding the adequacy of its actions, including from investors and proxy advisory firms. In addition, individual stakeholders may consider different criteria and apply different methodologies in evaluating the company’s performance in connection with these matters. This lack of standardization creates potential for wide disparity in assessments, including misrepresentations or unfavorable assessments of the company’s corporate stewardship program and initiatives. Failure to adequately meet the expectations of investors, proxy advisors, customers, suppliers, and other stakeholders in this area may also result in diluted market valuation, an inability to attract or retain customers and suppliers, and an inability to attract or retain top talent.

Additionally, the company is or may be obligated to comply with new requirements related to environmental, social, governance, or other corporate stewardship matters under U.S. federal and state laws, regulations, and executive orders; the European Green Deal; and the laws and regulations of various other jurisdictions. As regulations in these areas increase in number and scope, the company may be required to develop additional governance and compliance frameworks, implement new processes, establish controls, monitor performance metrics, undergo independent assessments, and prepare detailed public reports on an ongoing basis regarding the financial and non-financial risks and impacts associated with the company’s operations and value chains. These laws, regulations, and executive orders may result in significant legal, compliance, accounting, operational, and administrative costs to the company, and may strain the company’s personnel, systems, and other resources. Any actual or perceived violations of these requirements could result in reputational harm, litigation costs, monetary penalties, or other sanctions.

Certain of the company’s business units contract or subcontract with U.S. government agencies, and on January 21, 2025, the U.S. President issued certain executive orders imposing new requirements on federal contractors and subcontractors prohibiting certain “diversity, equity, and inclusion” practices in employment, procurement, and contracting activities, and requiring a certification that the contractor or subcontractor does not operate diversity, equity, and inclusion programs that violate federal anti-discrimination laws. If the company is deemed to have violated these executive orders and any related laws or regulations, it may jeopardize the ability of the company’s business units to continue to do business as federal contractors or subcontractors, and could negatively affect the company’s revenue.

Financial Risks

The company may not have adequate or cost-effective liquidity or capital resources, which could have a material adverse impact on its ability to maintain cash necessary to operate its business or return capital to shareholders.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisitions, capital expenditure needs, refinancing, returning capital to shareholders, and implementing the Operating Expense Efficiency Plan. The company’s committed and undrawn liquidity stands at over $2.5 billion in addition to $306.5 million of cash on hand as of December 31, 2025. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the company’s control.

The company’s ability to obtain external financing is affected by various factors, including general financial market conditions, the company’s debt ratings, and the company’s financial performance. For example, economic uncertainty or adverse economic conditions resulting from the impacts of and responses to changes in global, national, or regional economies; natural disasters; inflation; governmental policies; political unrest; military action and armed conflicts; pandemics and other public health issues; terrorist activities; political and social turmoil; civil unrest; and other crises could result in significant or sustained disruption of global financial markets, thereby reducing the company’s access to capital.

Credit rating agencies consider numerous financial and industry-related metrics in determining a company’s credit ratings. If the company fails to satisfy these metrics, these agencies may choose to downgrade the company’s debt ratings, which could impair the company’s ability to obtain additional financing on favorable terms, redeem existing indebtedness, or renew existing credit facilities; negatively impact the company’s stock price; increase the company’s interest payments under existing debt agreements; and have other negative implications for the company’s business. Under the terms of any additional external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants that may adversely impact the company’s operations and ability to pursue strategic initiatives. An increase in the company’s financing costs or loss of access to cost-effective capital resources could also have a material adverse effect on the company’s business.

The agreements governing some of the company’s financing arrangements contain various covenants and restrictions that limit some of management’s discretion in operating the business and could prevent the company from engaging in some activities that may be beneficial to its business.

Some of the company’s financing agreements contain covenants and restrictions that, in certain circumstances, could limit its ability to:

●	grant liens on assets;
●	make investments or certain acquisitions;
●	merge, consolidate, or transfer all or substantially all of its assets;
●	incur additional debt; or
●	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, the company may be limited in how it conducts its business and may be unable to raise additional debt, compete effectively, or make investments.

Further, if an event of default under any of the company’s existing debt agreements occurred or became imminent, the lenders under any such facility may have the right to declare all outstanding indebtedness immediately due and payable, and lenders under the company’s other debt facilities may likewise be able to declare a cross-default. If such an event causes the company to lose access to capital under its existing credit facilities, the company may be forced to identify alternative sources of capital that are more expensive or restrictive. Further, the company may be unable to borrow additional amounts under the relevant credit facility or under its other credit facilities (in the event of a cross-default), and as a result may be unable to make acquisitions, fund share repurchases, or meet other financial obligations. Any such circumstance would have a material adverse effect on the company’s financial position and operations.

The company’s goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.

The company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair value of the goodwill or identifiable intangible assets are less than their current carrying value. If events or circumstances occur that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets is or may no longer be recoverable, an impairment charge to earnings may become necessary.

An impairment charge might also be required if valuations of the company’s reporting units are negatively impacted by a decline in general economic conditions, a substantial increase in market interest rates, persistence of a high market-interest rate environment, an increase in income tax rates, or the company’s inability to meet long-term working capital or operating income projections, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations.

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal control over financial reporting, it may not be able to report its financial results accurately or timely, or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports, safeguard assets, and is an important part of its effort to prevent financial fraud. There are inherent limitations to the effectiveness of internal controls, including collusion, employee override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company’s independent registered public accounting firm discovers a material weakness in the company’s internal controls, the company may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company’s business. In addition, the company may be subject to sanctions or investigations by government agencies or other entities, such as the SEC or the NYSE. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s consolidated financial statements, which could negatively affect the company’s stock price and limit the company’s access to capital.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The company leverages technology and human oversight to maintain a multi-layered approach to cybersecurity risk management that is integrated into the company’s broader risk management framework. As part of this process, the company uses active and passive methods designed to continuously monitor information systems and identify, assess, and manage potential vulnerabilities and threats.

The company utilizes active monitoring techniques (e.g., penetration testing), designed to leverage multiple sources of threat intelligence and vulnerability scanning complemented by endpoint protection and network security. The company has a rapid-response protocol designed to investigate cybersecurity threat alerts, and the company’s incident response plan provides a structured approach to inter-departmental assessment, mitigation, and resolution of cybersecurity threats. The company also conducts regular tabletop exercises to test and fortify the controls of its cybersecurity incident response program.

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

Before engaging with a new supplier or service provider, the company conducts a security assessment that includes detailed interviews, questionnaires, and cyber-risk scoring. Following the initial engagement, the company continues to monitor on an ongoing basis to identify emerging security risks or changes in suppliers’ risk profiles.

To date, the company is not aware of any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, the company, including its financial condition, results of operations, or business strategies. For more information about risks related to cybersecurity threats, refer to “Cybersecurity incidents may hurt the company’s business, damage its reputation, increase its costs, and cause losses,” within the company’s risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

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

The CIO and CSO receive regular reports from the company’s cybersecurity division about the company’s global cybersecurity status, enabling the CIO and CSO to identify, assess, and manage cybersecurity threats. The company has established policies and procedures requiring that potentially material cybersecurity incidents are immediately investigated and addressed through the coordination of internal departments. The company’s cybersecurity division utilizes a risk-based approach to assess the severity and priority of potential cybersecurity incidents on a rolling basis and provides timely notification to the company’s management upon detecting any potentially material cybersecurity incidents. Members of the company’s management will notify the Board Chair and Audit Committee Chair if they determine that a material cybersecurity incident has occurred.

Under the direction of the CIO, the CSO is responsible for global cybersecurity and business continuity, which includes security architecture, security operations, incident response, IT risk analysis and compliance, physical security, and security awareness and training. The CSO has over twenty years of security experience and holds a degree in IT and cybersecurity, along with maintaining certifications in risk analysis, information security, data privacy, data-security legal investigations, and information systems auditing, among other disciplines. The other members of the company’s cybersecurity division also have extensive cybersecurity, business, and technology experience and all hold certifications in their areas of expertise.

Item 2.Properties.

The company has its principal executive offices located in Centennial, Colorado under a lease expiring in 2032. The company leases ten major warehouses and logistics centers with approximately 3.2 million square feet of space which includes two located in Reno, Nevada; three in the Phoenix Arizona area; one in each of Hong Kong and Shenzhen, China; one in Johor Bahru, Malaysia; one in Zapopan, Mexico; and one in Venlo, Netherlands to support global components. The company has twenty-nine smaller distribution centers with approximately 782.5 thousand square feet of space located throughout the Americas, EMEA, and Asia/Pacific regions supporting global components and global ECS. The company believes its facilities are well maintained and suitable for company operations, and does not anticipate significant difficulty in renewing its leases as they expire or securing replacement facilities.

Item 3.Legal Proceedings.

The information set forth under the heading “Environmental Matters” in Note 15 - “Contingencies” within Item 8 is incorporated herein by reference.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The company’s common stock is listed on the NYSE (trading symbol: “ARW”).

Record Holders

On February 3, 2026, there were approximately 1,145 shareholders of record of the company’s common stock.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2025, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Number of
	Securities to be	Weighted-
	Issued Upon	Average Exercise
	Exercise of	Price of	Number of
	Outstanding	Outstanding	Securities
	Options,	Options,	Remaining
	Warrants and	Warrants and	Available for
Plan Category	Rights	Rights	Future Issuance
Equity compensation plans approved by security holders	1,318,715	$98.36	4,061,160
Total	1,318,715	$98.36	4,061,160

Performance Graph

The following graph compares the performance of the company’s common stock for the periods indicated with the performance of the S&P 400 MidCap Stock Index and the average performance of a group consisting of the company’s peer companies (“Peer Group”) on a line-of-business basis. During 2025, the companies included in the Peer Group are Avnet, Inc., CDW Corp., Celestica Inc., Flex Ltd., HP Enterprise Co., HP Inc., Jabil Inc., TD Synnex, and WESCO International, Inc. The graph assumes $100 invested on December 31, 2020 in the company, the S&P 400 MidCap Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2020	2021	2022	2023	2024	2025
Arrow Electronics	100	138	107	126	116	113
Peer Group	100	147	132	170	200	249
S&P 400 MidCap Stock Index	100	125	108	126	144	155

Issuer Purchases of Equity Securities

The following table shows the share repurchase activity for the quarter ended December 31, 2025:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share (a)	Program	Programs (b)
September 28 through October 25, 2025	—	$—	—	$223,360
October 26 through November 22, 2025	448,883	111.39	448,883	172,870
November 23 through December 31, 2025	—		—	172,870
Total	448,883		448,883
(a)	Average price paid per share excludes 1% excise tax on share repurchases.
(b)	The company’s share repurchase program does not have an expiration date. As of December 31, 2025, the total authorized dollar value of shares available for repurchase was $1 billion of which $827.1 million has been utilized, while the $172.9 million in the table represents the remaining amount available for repurchase under the program.

Item 6.[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions or changes, including those that may occur in connection with recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; political instability and changes; impacts of military conflict and sanctions; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; disruptions, shortages, or inefficiencies in the supply chain; non-compliance with certain laws, regulations, or executive orders, such as trade, export, antitrust, and anti-corruption laws, or regulatory restrictions relating to the company or its subsidiaries or the permissibility of third-parties to transact therewith; the inability to realize sufficient sales to cover non-cancellable purchase obligations under certain ECS distribution agreements; management transitions, including the company’s search for a permanent CEO; the incurrence of unanticipated charges or failure to realize contemplated cost savings in connection with the Operating Expense Efficiency Plan; changes in product supply, pricing, and customer demand; increased profit-margin pressure resulting from industry conditions, competition, or other factors; changes in relationships with key suppliers; other vagaries in the global components and the global ECS markets; changes to applicable laws, regulations, executive orders, or rules relating to government contractors and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; commercial disputes, patent infringement claims, product liability lawsuits, or other legal proceedings; foreign tax and other loss contingencies; failure, disruption, or compromise of the company’s information systems or those of a third-party service provider, including unauthorized use or disclosure of company, supplier, or customer information; outbreaks, epidemics, pandemics, or public health crises; the effects of natural or man-made catastrophic events; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Annual Report on Form 10-K, as well as in other filings the company makes with the SEC. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales,” “Gross Profit,” “Operating Expenses,” “Operating Income,” “Income Tax,” and “Net Income Attributable to Shareholders.” Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory (recoveries) write-downs related to the wind down of businesses within global components (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization; restructuring, integration, and other; and impact of changes in foreign currencies.

●	Non-GAAP operating income excludes identifiable intangible asset amortization; restructuring, integration, and other; and impact of wind down to inventory.
●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization; restructuring, integration, and other; impact of wind down to inventory; loss on extinguishment of debt; gain (loss) on investments, net; and the impact from tax settlements related to the U.S. federal tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act (“impact of TCJA Tax Act settlements”).

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

Key Business Metrics

Management uses gross billings as an operational metric to monitor the operating performance of global ECS, including performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a specified period and does not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 -  “Summary of Significant Accounting Policies” within Item 8 for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

Overview

The company sources and engineers technology for thousands of leading manufacturers, services providers, and users of enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers. The company’s revenues originate primarily from the sales of semiconductor products, IP&E components, and IT hardware and software. Equipped with a range of services, solutions, and tools, the company enables its suppliers to distribute their technologies and helps its industrial and commercial customers source, build, and leverage these technologies, reduce their time to market, grow their businesses, and enhance their overall competitiveness. The company is a trusted partner in a complex value chain and is uniquely positioned through its electronic components and IT content portfolios to enhance value and market opportunities for stakeholders.

The company has two reportable segments, global components and global ECS. Global components, enabled by an extensive portfolio of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. Global ECS is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. Global ECS offers broad market access, extensive supplier relationships, scale, and value-added solutions to enable its VARs and MSPs to meet the needs of their end-users. In 2025, approximately 70% and 30% of the company’s sales were from global components and global ECS, respectively.

The company’s strategic initiatives include:

Global Components:

●	Shifting toward an increased mix of higher-margin value-added services, including engineering, integration and supply chain services by offering procurement, logistics, warehousing, and insights from data analytics which generally leads to longer and more profitable relationships with the company’s suppliers and customers.
●	Striving to further penetrate the market for IP&E, which tends to be a margin accretive segment of the broader available market.

Global ECS:

●	Enabling customer cloud-based solutions through ArrowSphere, the company’s cloud marketplace and management platform, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere includes an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.
●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms and other services on behalf of certain suppliers.

Executive Summary

(millions except per share data)	2025	2024	Change
Consolidated sales	$30,853	$27,923	10.5%
Global components sales	$21,501	$19,983	7.6%
Global ECS sales	$9,352	$7,940	17.8%
Gross profit margin	11.2%	11.8%	(60)	bps
Non-GAAP gross profit margin	11.2%	12.0%	(80)	bps
Operating income	$822	$769	7.0%
Operating income margin	2.7%	2.8%	(10)	bps
Non-GAAP operating income	$948	$1,002	(5.3)%
Non-GAAP operating income margin	3.1%	3.6%	(50)	bps
Net income attributable to shareholders	$571	$392	45.7%
Earnings per share attributable to shareholders - diluted	$10.93	$7.29	49.9%
Non-GAAP net income attributable to shareholders	$576	$568	1.4%
Non-GAAP earnings per share attributable to shareholders - diluted	$11.02	$10.56	4.4%

During 2025, changes in foreign currencies increased sales by approximately $398.8 million, operating income by $21.6 million and earnings per share on a diluted basis by $0.31 compared to the year-earlier period.

Business environment and other trends:

●	Within global ECS, the company has entered into certain non-cancellable multi-year purchase obligations through 2032, designating it as the exclusive partner for certain products and granting it the right to sell a broad set of IT solutions. In 2025, the company recorded losses due to lower profit expectations on certain underperforming contracts which negatively impacted gross profit margins. Heading into 2026, the company is continuing to adapt to best service these obligations and is committed to focusing on optimizing, enhancing and scaling these offerings. Due to the early stages and expected variability in the margins related to these contracts, the long-term performance of the agreements cannot be reasonably estimated at this time, and the company is anticipating there could be additional losses in the coming quarters on certain agreements.
●	Between October 8, 2025, and October 17, 2025, three of the company’s subsidiaries in China were added to the “Entity List” of the BIS, which restricted their ability to receive exports of U.S. technology from suppliers. During that time period, the subsidiaries were unable to receive shipments from many suppliers and fulfill corresponding customer orders, which resulted in marginal lost sales by global components in the Asia/Pacific region in the fourth quarter of 2025. The company does not anticipate that this event will have a negative impact on sales in the first quarter of 2026 or future periods.
●	During 2024, global components experienced a cyclical downturn characterized by elevated customer inventory levels, and a challenging global macroeconomic environment, contributing to lower demand for the company’s products. In 2025, the company began realizing stronger demand trends in all regions and consistent with historical trends from past cyclical downturns, the Asia/Pacific region returned to growth ahead of the Americas and EMEA regions. Despite the temporary business disruption within the Asia/Pacific region related to the BIS entity list incident described above, both the Asia/Pacific and Americas regions saw an increase in sales compared to the year-earlier period. The company anticipates that demand for components will continue to gradually increase aided by the market focus on AI technology. As the market recovery progresses, the company is focusing on efficient deployment and reallocation of working capital investments to maximize margins. While leading indicators are incrementally improving, the company cannot currently predict whether this trend will continue or how it may impact future quarters due to geopolitical and economic uncertainty.
●	The company’s global business continues to face uncertainty around ongoing developments related to U.S. and foreign tariff policies and is continuing to evaluate and further implement mitigating actions, including supply chain optimization and improved solutions around processing tariffs. Global components continues to see a marginal increase in revenue and cost of sales due to price increases. Given the uncertain and evolving nature of U.S. and foreign tariff policies, the company cannot currently predict whether this trend will continue or how it may impact future quarters. Refer to Item 1A - Risk Factors in this Annual Report on Form 10-K for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment for the years ended December 31:

(millions)	2025	2024	Change
Consolidated sales, as reported	$30,853	$27,923	10.5%
Impact of changes in foreign currencies	—	399
Non-GAAP consolidated sales	$30,853	$28,322	8.9%

Global components sales, as reported	$21,501	$19,983	7.6%
Impact of changes in foreign currencies	—	205
Non-GAAP global components sales	$21,501	$20,189	6.5%

Global ECS sales, as reported	$9,352	$7,940	17.8%
Impact of changes in foreign currencies	—	193
Non-GAAP global ECS sales	$9,352	$8,133	15.0%

The sum of the subtotals and percentages within sales, as reported, and sales on a constant currency basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region for the years ended December 31:

	2025		2024
(millions)	Sales	% of Sales	Sales	% of Sales	% Change
Americas components sales	$6,944	22.5%	$6,412	23.0%	8.3%
EMEA components sales	5,671	18.4%	5,648	20.2%	0.4%
Asia/Pacific components sales	8,886	28.8%	7,923	28.4%	12.1%
Global components sales	$21,501	69.7%	$19,983	71.6%	7.6%

Americas ECS sales	$4,231	13.7%	$4,067	14.6%	4.0%
EMEA ECS sales	5,121	16.6%	3,873	13.8%	32.2%
Global ECS sales	$9,352	30.3%	$7,940	28.4%	17.8%
Consolidated sales	$30,853	100.0%	$27,923	100.0%	10.5%

The sum subtotals and percentages within sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

During 2025, consolidated sales increased compared to the year-earlier period due to changes in foreign currencies as well as;

Global components sales increased compared to the year-earlier period, primarily due to the following:

●	increase in sales in the Americas region primarily due to higher demand for the integrated services offerings, partially offset by a decrease in demand for defense, transportation, and automative verticals; and an
●	increase in sales in the Asia/Pacific region primarily due to higher demand for computing, industrial and transportation verticals;

Within global ECS, sales increased primarily in the EMEA region, relative to the year-earlier period, mainly due to growth across most major technologies, most notably, cloud-based solutions and infrastructure software, and a shift in sales mix towards more sales recognized on a gross basis. Refer to Note 1 - “Summary of Significant Accounting Policies” within Item 8.

Gross Billings

Following is an analysis of gross billings by geographic region for global ECS for the years ended December 31:

(millions)	2025	2024	Change
Americas ECS gross billings	$10,607	$10,323	2.7%
EMEA ECS gross billings	11,443	9,205	24.3%
Global ECS gross billings	$22,050	$19,528	12.9%

The sum of the subtotals and percentages within global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s gross profit by reportable segment for the years ended December 31:

(millions)	2025	2024	Change
Consolidated gross profit, as reported	$3,467	$3,292	5.3%
Impact of wind down to inventory	(10)	61
Impact of changes in foreign currencies	—	54
Non-GAAP consolidated gross profit	$3,457	$3,407	1.4%
Consolidated gross profit as a percentage of sales, as reported	11.2%	11.8%	(60)	bps
Non-GAAP consolidated gross profit as a percentage of sales	11.2%	12.0%	(80)	bps

Global components gross profit, as reported	$2,403	$2,332	3.0%
Impact of wind down to inventory	(10)	61
Impact of changes in foreign currencies	—	24
Non-GAAP global components gross profit	$2,393	$2,417	(1.0)%
Global components gross profit as a percentage of sales, as reported	11.2%	11.7%	(50)	bps
Non-GAAP global components gross profit as a percentage of sales	11.1%	12.0%	(90)	bps

Global ECS gross profit, as reported	$1,064	$960	10.8%
Impact of changes in foreign currencies	—	30
Non-GAAP global ECS gross profit	$1,064	$990	7.4%
Global ECS gross profit as a percentage of sales, as reported	11.4%	12.1%	(70)	bps
Non-GAAP global ECS gross profit as a percentage of sales	11.4%	12.2%	(80)	bps

The sum of the subtotals and percentages within non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global components gross profit margins decreased during 2025, compared with the year-earlier period, due to regional mix shifting toward the Asia/Pacific region which generally has lower margins compared to Americas and EMEA regions as well as changes in customer mix within EMEA region and product mix in the Americas region. Global components supply chain services offerings continued to have a positive impact on gross profit margins.

Global ECS gross profit margins decreased during 2025, compared with the year-earlier period, due to $18.3 million in net losses related to underperformance of certain non-cancellable multi-year purchase obligations and a shift in sales mix towards more sales recognized on a gross basis in the EMEA region. Refer to Note 1 - “Summary of Significant Accounting Policies” within Item 8.

Operating Expenses

Following is an analysis of the company’s operating expenses for the years ended December 31:

(millions)	2025	2024	Change
Consolidated operating expenses, as reported	$2,644	$2,524	4.8%
Identifiable intangible asset amortization	(20)	(30)
Restructuring, integration, and other	(116)	(143)
Impact of changes in foreign currencies	—	32
Non-GAAP consolidated operating expenses	$2,509	$2,383	5.3%
Consolidated operating expenses as a percentage of sales, as reported	8.6%	9.0%	(40)	bps
Non-GAAP consolidated operating expenses as a percentage of sales	8.1%	8.4%	(30)	bps

Global components operating expenses, as reported	$1,628	$1,591	2.3%
Identifiable intangible asset amortization	(16)	(25)
Impact of changes in foreign currencies	—	17
Non-GAAP global components operating expenses	$1,612	$1,583	1.8%
Global components operating expenses as a percentage of sales	7.6%	8.0%	(40)	bps
Non-GAAP global components operating expenses as a percentage of sales	7.5%	7.8%	(30)	bps

Global ECS operating expenses, as reported	$638	$550	16.0%
Identifiable intangible asset amortization	(4)	(4)
Impact of changes in foreign currencies	—	15
Non-GAAP global ECS operating expenses	$634	$560	13.2%
Global ECS operating expenses as a percentage of sales	6.8%	6.9%	(10)	bps
Non-GAAP global ECS operating expenses as a percentage of sales	6.8%	6.9%	(10)	bps

Corporate operating expenses, as reported	$378	$383	(1.1)%
Restructuring, integration, and other	(116)	(143)
Non-GAAP corporate operating expenses	$262	$240	9.3%

The sum of the subtotals and percentages within consolidated operating expenses may not agree to totals, as presented, due to rounding.

Operating expenses increased during 2025 compared to the year-earlier period, primarily due to:

●	changes in foreign currencies;
●	increase in operating expenses in global components primarily due to higher sales incentives, in line with the increase in sales discussed above; and
●	increase in operating expenses for global ECS primarily due to increased employee headcount and higher sales incentives, in line with the increase in sales discussed above, costs to expand the business related to the multi-year non-cancellable purchase obligations discussed above, and a $20.0 million benefit related to the reversal of an allowance for credit losses due to the collection of certain aged receivables related to one customer in 2024 with no similar items recorded in 2025.

These factors were offset by a

●	decrease in corporate operating expenses primarily due to a decrease in restructuring, integration and other charges (see discussion below) and reversal of stock-based compensation expense mainly due to equity-award forfeitures, which were partially offset by an increase in professional fees.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are related to the company’s continued efforts to lower costs, drive operational efficiency and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows for the years ended December 31:

(millions)	2025	2024
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$106	$10
Other plans	2	4
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(1)	85
Environmental remediation liabilities	4	1
Early lease termination costs	2	7
Consulting costs (c)	—	25
Other charges	3	11
Total	$116	$143

The sum of the subtotals within restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of December 31, 2025, the accrued liabilities related to these costs totaled $15.7 million and substantially all accrued amounts are expected to be spent in cash within two years.
(c)	Consulting costs are related to operating expense reduction costs not related to the restructuring initiative.

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

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $200.0 million which is an increase of $15.0 million compared to the original estimate of $185.0 million previously disclosed in Item 2.05 Form 8K filed on October 31, 2024.  While the expected cash charges are in line with original expectations, the increase is primarily related to non-cash write-offs due to changes in foreign currencies.  The composition of these costs will continue to evolve over time the company currently expects to incur approximately $100.0 million of employee severance and other personnel cash expenditures; approximately $65.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind down of certain business operations; and approximately $35.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

As a result of the Plan, the company expects to reduce annual operating expenses by approximately $90.0 million to $100.0 million by the end of fiscal year 2026. The estimates of charges or savings related to the Plan could differ materially from actual charges or savings recognized.

Refer to Note 9 - “Restructuring, Integration, and Other” within Item 8 for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of the company’s operating income by reportable segment for the years ended December 31:

(millions)	2025	2024	Change
Consolidated operating income, as reported	$822	$769	7.0%
Identifiable intangible asset amortization	20	30
Restructuring, integration, and other	116	143
Impact of wind down to inventory	(10)	61
Non-GAAP consolidated operating income	$948	$1,002	(5.3)%
Consolidated operating income as a percentage of sales, as reported	2.7%	2.8%	(10)	bps
Non-GAAP consolidated operating income, as a percentage of sales	3.1%	3.6%	(50)	bps

Global components operating income, as reported	$775	$741	4.5%
Identifiable intangible asset amortization	16	25
Impact of wind down to inventory	(10)	61
Non-GAAP global components operating income	$781	$827	(5.6)%
Global components operating income as a percentage of sales	3.6%	3.7%	(10)	bps
Non-GAAP global components operating income as a percentage of sales	3.6%	4.1%	(50)	bps

Global ECS operating income, as reported	$426	$410	3.9%
Identifiable intangible asset amortization	4	4
Non-GAAP global ECS operating income	$430	$414	3.7%
Global ECS operating income as a percentage of sales	4.6%	5.2%	(60)	bps
Non-GAAP global ECS operating income as a percentage of sales	4.6%	5.2%	(60)	bps

The sum of the subtotals and percentages within consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note 16 - “Segment and Geographic Information” within Item 8 for a reconciliation.

The decrease in consolidated operating income as a percentage of sales during 2025 relates primarily to the changes in sales, gross profit margins, and operating expenses discussed above.

Gain (loss) on Investments, Net

(millions)	2025	2024
Gain (loss) on investments, net	$110	$(5)

The gain on investments during 2025 is primarily related to a $99.0 million gain on the sale of an investment in certain equity securities. Refer to Note 3 - “Investments in Affiliated Companies” within Item 8.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

(millions)	2025	2024
Interest and other financing expense, net	$(215)	$(270)

The decrease in interest and other financing expenses, net for 2025 is primarily related to lower interest rates and lower average daily borrowings on floating rate credit facilities. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

Income Tax

The company records a provision for income taxes for the anticipated tax consequences of the reported financial results of operations using the asset and liability method. The following table presents the company's effective income tax rate and  non-GAAP effective tax rate for the years ended December 31:

	2025	2024
Effective income tax rate	20.6%	19.6%
Identifiable intangible asset amortization	0.1	0.3
Restructuring, integration, and other	0.5	1.2
(Gain) loss on investments, net	(0.6)	—
Impact of wind down to inventory	(0.1)	0.7
Impact of TCJA Tax Act settlements	1.2	—
Non-GAAP effective income tax rate	21.7%	21.8%

The sum of the subtotals and percentages within non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year change in the effective tax rate for 2025 was primarily driven by a shift in jurisdictional mix of earnings, the impact of foreign currency exchange rate fluctuations in certain locations, the tax treatment of stock-based compensation, an increase in gain on investments and adjustments to reserves for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company does not expect the OBBBA to have a material impact on its effective tax rate.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders for the years ended December 31:

(millions)	2025	2024
Net income attributable to shareholders, as reported	$571	$392
Identifiable intangible asset amortization *	20	29
Restructuring, integration, and other	116	143
(Gain) loss on investment	(110)	5
Impact of wind down to inventory	(10)	61
Loss on extinguishment of debt	—	2
Tax effect of adjustments above	(3)	(63)
Impact of TCJA Tax Act settlements	(8)	—
Non-GAAP net income attributable to shareholders	$576	$568

The sum of the subtotals within non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* Identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interest.

The increase in net income attributable to shareholders in 2025 compared to the year-earlier period relates primarily to gain on investments, net, changes in sales and gross margins, as discussed above, and the impact of TCJA Tax Act settlements.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s committed and undrawn liquidity stands at over $2.5 billion in addition to $306.5 million of cash on hand at December 31, 2025. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets if necessary.

The company’s principal sources of liquidity are existing cash and cash equivalents, cash generated from operations, and cash provided by its revolving credit facilities and debt. The company’s principal uses of liquidity include cash used in operations, investments to grow working capital, scheduled interest and principal payments on its borrowings, and the return of cash to shareholders through share repurchases.

The following table presents selected financial information related to liquidity at December 31:

(millions)	2025	2024	Change
Working capital	$7,437	$6,693	$744
Cash and cash equivalents	306	189	117
Short-term debt	—	350	(350)
Long-term debt	3,085	2,774	311

Working Capital

The company maintains a significant investment in working capital which the company defines as accounts receivable, net, plus inventories less accounts payable.

Working capital, as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 21.3% at December 31, 2025 compared to 23.0% at December 31, 2024. Sales for the fourth quarter of 2025 and 2024 were $8.7 billion and $7.3 billion, respectively. The decrease in working capital as a percentage of sales was primarily due to the increase in sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At December 31, 2025 and 2024, the company had cash and cash equivalents of $306.5 million and $188.8 million, respectively, of which $241.6 million and $164.0 million, respectively, were held outside the U.S.

As of December 31, 2025, the company has $5.4 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company has $2.3 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of December 31, 2025.

Revolving Credit Facilities and Debt

The following table summarizes the company’s credit facilities by category at December 31:

	Borrowing	Outstanding borrowings
(millions)	capacity	2025	2024
North American asset securitization program	$1,500	$970	$633
Revolving credit facility	2,000	—	30
Commercial paper program (a)	1,200	—	—
Uncommitted lines of credit	500	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Year Ended		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
(millions)	2025	2024	2025	2024
North American asset securitization program	$625	$567	4.19%	4.83%
Revolving credit facility	1	3	5.01%	5.48%
Commercial paper program	278	435	4.26%	5.21%
Uncommitted lines of credit	274	280	4.37%	5.18%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During 2025 and 2024, the average daily balance outstanding under the EMEA asset securitization program was $337.3 million and $394.8 million, respectively. Refer to Note 4 - “Accounts Receivable” within Item 8 for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional amount
4.00% notes, due April 2025	Repaid	April 2025	$350
3.25% notes, due September 2024	Repaid	September 2024	$500
5.15% notes, due August 2029	Issued	August 2024	$500
5.875% notes, due April 2034	Issued	April 2024	$500
6.125% notes, due March 2026	Repaid	April 2024	$500

Refer to Note 6 - “Debt” within Item 8 for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

(millions)	2025	2024	Change
Net cash provided by operating activities	$64	$1,130	$(1,066)
Net cash provided by (used for) investing activities	24	(94)	118
Net cash used for financing activities	(206)	(957)	751

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during 2025 and 2024 was $64.0 million and $1.1 billion, respectively. The change in cash provided by operating activities during 2025, compared to the year-earlier period, relates primarily to an increase in inventory to support future growth in response to the expected market recovery coupled with an increase in sales. The fluctuations in both “Accounts receivable, net” and “Accounts payable” are primarily related to the global components supply chain services offerings and generally correlated as the company acts as an intermediary in the transaction and remits payments to the supplier upon receipt from the customer. Refer to Note 4 - “Accounts Receivable” within Item 8.

Cash Flows from Investing Activities

The net amount of cash provided by investing activities during 2025 was $23.6 million compared to $94.4 million of cash used for investing activities in 2024. The change in cash provided by (used for) investing activities related primarily to proceeds from the sale of an investment in certain equity securities (refer to Note 3 - “Investments in Affiliated Companies” within Item 8) and proceeds for the settlement of net investment hedges (refer to Note 7 - “Financial Instruments Measured at Fair Value” within Item 8).

Cash Flows from Financing Activities

The net amount of cash used for financing activities was $206.1 million during 2025 compared to $956.8 in 2024. The change in cash used for financing activities was primarily due to a decrease in short term and other borrowings, lower redemption of notes and lower share repurchases in 2025.

Capital Expenditures

Capital expenditures were $101.3 million and $92.7 million in 2025 and 2024, respectively. The company expects capital expenditures to be approximately $100.0 million for fiscal year 2026.

Share Repurchase Program

The company repurchased 1.3 million shares of common stock for $149.9 million and 2.0 million shares of common stock for $250.0 million in 2025 and 2024, respectively, under its share repurchase program, excluding excise taxes. As of December 31, 2025, approximately $172.9 million remained available for repurchase under the share repurchase program. The share repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, and operating leases.

●	At December 31, 2025, the company had $3.1 billion of total debt outstanding, $0.3 million of which matures in the next twelve months. The remaining debt has maturity dates between 2027 and 2034. During April 2025, the company repaid in full the $350.0 million principal amount of its 4.00% notes due April 2025. Refer to Note 6 - “Debt” within Item 8 for further discussion of the company’s short-term and long-term debt and available financing.
●	Amounts related to total interest on long-term debt at December 31, 2025 totaled $501.1 million, with $107.0 million expected to be paid within the next 12 months. Refer to Note 6 - “Debt” within Item 8 for further discussion of the company’s interest on short-term and long-term debt and available financing.
●	Purchase obligations of $21.3 billion represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities as of December 31, 2025 with $11.4 billion expected to be paid within the next 12 months, $3.2 billion in 2027, $2.0 billion in 2028, $1.8 billion in 2029 and $1.2 billion in 2030. Some of these purchase obligations relate to sales where the company acts as an agent in the transaction. Refer to discussions of the company’s revenue recognition policy in Note 1 - “Summary of Significant Accounting Policies” within Item 8.
●	Amounts related to future lease payments for operating lease obligations at December 31, 2025 totaled $296.6 million, with $87.2 million expected to be paid within the next 12 months. Refer to Note 14 - “Lease Commitments” within Item 8 for further discussion of the company’s operating leases.

Additional Capital Requirements and Sources

Recent and expected other capital requirements and sources, in addition to the above matters, also include the items described below:

●	Employee Benefit Plans: The company maintains an unfunded executive pension plan under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2025, the company had designated $119.3 million in assets to cover the ongoing costs of SERP payouts for both current and former executives. The projected benefit obligation at December 31, 2025 and 2024, was $87.6 million and $83.0 million, respectively. Refer to Note 13 - “Employee Benefit Plans” within Item 8 for further discussion of the company’s executive pension plan.
●	Environmental liabilities: The company is involved in certain ongoing environmental cleanup activities and legal proceedings, the outcomes of which are inherently uncertain. Refer to Note 15 - “Contingencies” within Item 8 for further discussion of the company’s environmental liabilities.
●	Hedging activities: The company has entered into certain foreign exchange forward contracts designated as net investment hedges. As of December 31, 2025, all such contracts were in an asset position in the amount of $16.8 million. Refer to Note 7 - “Financial Instruments Measured at Fair Value” within Item 8 for further discussion of the company’s hedging activities.
●	Restructuring activities: In an effort to address evolving business needs and optimize operating expenses, the company initiated the Operating Expense Efficiency Plan which is expected to incur pre-tax restructuring charges of approximately $200.0 million in total costs of which $156.4 million has been incurred as of December 31, 2025. Refer to Note 9 - “Restructuring, Integration, and Other” within Item 8 for further discussion of the company’s restructuring activities.
●	Sales of trade receivables: In the normal course of business, certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly, they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Refer to Note 4 - “Accounts Receivable” within Item 8 for further discussion of the company’s factoring arrangements.

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

For a description of the company’s significant accounting policies, see Note 1 - “Summary of Significant Accounting Policies” within Item 8. The following components of the consolidated financial statements contain critical accounting estimates:

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

Income Taxes

The company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The evaluation of the company's valuation allowance on deferred tax assets and uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws. The assessment of the need for a valuation allowance requires judgment on the part of management with respect to the benefits that could be realized from future taxable income, as well as other positive and negative factors. It is also the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the company’s effective tax rate in a given financial statement period may be materially affected. Refer to Note 8 - “Income Taxes” within Item 8 for further discussion.

Contingencies and Litigation

From time to time, the company is subject to legal claims, regulatory proceedings, and lawsuits related to environmental, intellectual property, labor, product liability, tax, and other matters and assesses the likelihood of an adverse judgment or outcome for these matters, as well as the range of potential losses. A determination of the required reserves, if any, is made after careful analysis. Significant judgments are made when determining if these reserves may change in the future due to new developments impacting the probability of a loss, the estimate of such loss, and the probability of recovery of such loss from third parties. These matters are reviewed at least on a quarterly basis. Refer to Note 15 - “Contingencies” within Item 8 for further discussion.

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

(millions)	2025
Americas Components	$565
EMEA Components	128
Asia/Pacific Components (a)	—
eInfochips	226

Americas ECS	781
EMEA ECS	420
Consolidated	$2,120

The sum of the subtotals for goodwill by reporting unit may not agree to the total, as presented, due to rounding.

(a) Within global components, the Asia/Pacific reporting unit’s goodwill was previously fully impaired.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital, perpetual growth rates, income tax rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2025, 2024, and 2023, the company’s annual impairment testing did not indicate impairment of any of the company’s reporting units.

As of the date of the company’s 2025 annual impairment test, the fair value of all reporting units exceeded their carrying values by more than 20%. Discount rates are one of the more significant assumptions used in the income approach. If the company increased the discount rates used by 100 basis points, the fair value of all reporting units would still exceed their carrying values by more than 11%.

Actual results may differ from those assumed in the company’s forecasts. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company’s businesses, and the company could be required to record an impairment charge in the future, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations. If the company were required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, or covenants under its existing revolving credit facility, North American asset securitization program, other outstanding borrowings, and EMEA asset securitization program.

Impact of Recently Issued Accounting Standards

For a summary of recent accounting pronouncements applicable to the company’s consolidated financial statements, see Note 1 - “Summary of Significant Accounting Policies” within Item 8, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts are estimated using foreign currency spot rates and forward rates quoted by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at December 31, 2025 and 2024, was $1.1 billion.

The company’s consolidated results of operations and financial position are also impacted by changes in foreign currency exchange rates through the translation of the company’s international financial statements into U.S. dollar. The company’s non-U.S. dollar results of operations are negatively impacted during periods when the U.S. dollar strengthens and positively impacted during periods when the U.S. dollar weakens. During 2025, the U.S dollar weakened against certain other currencies. This increased sales and operating income by $398.8 million and $21.6 million respectively, for 2025, compared with the year-earlier period, based on 2024 sales and operating income re-translated at average foreign currency exchange rates for 2025. These exposures may change over time and changes in foreign currency exchange rates could materially impact the company’s financial results in the future. For example, sales and operating income would decrease by approximately $780.0 million and $26.9 million, respectively, if the U.S. dollar strengthened by 10% against the Euro. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

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

At December 31, 2025, 69% of the company’s debt was subject to fixed rates and 31% was subject to floating rates. During 2025, the average outstanding balance on the company’s floating rate debt was $1.2 billion. Based on a sensitivity analysis, a one percentage point increase in average interest rates would have caused net interest and other financing expense during 2025 to increase by $11.8 million. This was determined by considering the impact of a hypothetical interest rate on the company’s average outstanding balance of floating rate debt during 2025. In the event of a change in the economic environment, which may adversely impact interest rates, the company could likely take actions to mitigate potential negative exposure to interest rate changes. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis does not assume changes in the company’s financial structure.

Item 8.Financial Statements and Supplementary Data.

Index

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index

Evaluation of net realizable value adjustments to inventories for excess or obsolescence within Global Components
Description of the Matter

At December 31, 2025, the Company’s inventories were $5.1 billion. As discussed in Note 1 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to net realizable value for excess or obsolete inventories are based upon forecasted sales, contractual supplier protection and stock rotation privileges, and the age of inventories.

Auditing management’s lower of cost or net realizable value determination for excess or obsolete inventories within Global Components was especially challenging and highly judgmental because of the estimation uncertainty in determining demand for aging inventory and future market conditions, after considering supplier protection provisions. Inventories not supported by forecasted sales orders or stock rotation privileges are written down to lower of cost or net realizable value based on the age of the inventories and inventory turnover.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the lower of cost or net realizable value for excess and obsolete Global Components inventories. For example, we tested controls over management’s review of excess and obsolete inventories for Global Components which includes their review of the assumptions supporting current product demand, supplier protections, evaluation of aging of inventories and consideration of inventory turnover.

Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence within Global Components included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions to actual activity, including write-down and write-off history. We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimates around forecasted sales and expected stock rotation privileges. We tested the aging of inventories. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the Global Components business would impact expected demand or related carrying value of inventory. We assessed the reasonableness of management’s excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as reviewing such assumptions for management bias. We considered macroeconomic trends within the industry, including trends that could impact the movement of the products provided by the Company. We performed procedures to compare recent sales transactions or market data to cost of inventories to assess that the carrying value of inventories was the lower of cost or net realizable value.

Evaluation of Americas Components and Americas ECS reporting units for impairment of goodwill
Description of the Matter

At December 31, 2025, the Company’s consolidated goodwill was $2.1 billion, with $565 million allocated to the Americas Components reporting unit and $781 million allocated to the Americas ECS reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarter, the Company performed its annual impairment test which did not result in any impairment of goodwill.

Auditing management’s annual impairment test related to the Americas Components and Americas ECS reporting units was especially challenging due to the complexity of forecasting the future cash flows of this business and the significant estimation uncertainty of the assumptions included within such forecast. The significant estimation uncertainty was primarily due to the

Index

sensitivity of the reporting units’ fair value to changes in the underlying assumptions used in the income approach which include, among others, forecasted revenue, gross profit margins, operating expenses, and working capital levels. These significant assumptions are inherently uncertain and require a high degree of estimation and judgment based on an evaluation of historical performance, current industry and global economic and geo-political conditions, and the timing and success of the Company’s ability to implement strategic initiatives.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above and controls over management’s review of its annual financial forecasts.

To test the estimated fair value of the Americas Components and Americas ECS reporting units, we performed audit procedures that included, among others, involving a specialist to assist in assessing the Company’s fair value methodology and model. We assessed the reasonableness of the Company’s assumptions around forecasted revenue, gross profit margins, operating expenses, and working capital levels, by comparing those assumptions to recent historical performance, current economic and industry trends, and annual financial forecasts presented to the Board of Directors and communicated to external analysts. We also assessed the reasonableness of estimates included in the Company’s annual financial forecast by evaluating how such assumptions compared to economic, industry, and peer expectations. We evaluated management’s historical accuracy in forecasting revenues, gross profit margin, and operating expenses, by comparing past forecasts to subsequent actual activity. We performed various sensitivity analyses around these significant assumptions to understand the impact on the fair value calculation and focused our testing accordingly. We evaluated the Company’s determination of its reporting units and tested the allocation of net assets to each of its reporting units. We also tested the Company’s reconciliation of the fair value of its reporting units to the Company’s market value as of the impairment test date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1975.

Denver, Colorado

February 10, 2026

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Years Ended December 31,
	2025	2024	2023
Sales	$30,852,935	$27,923,324	$33,107,120
Cost of sales	27,386,216	24,630,916	28,958,102
Gross profit	3,466,719	3,292,408	4,149,018
Operating expenses:
Selling, general, and administrative	2,390,627	2,217,940	2,412,822
Depreciation and amortization	137,750	162,994	181,116
Restructuring, integration, and other	116,119	142,917	83,916
	2,644,496	2,523,851	2,677,854
Operating income	822,223	768,557	1,471,164
Equity in earnings of affiliated companies	3,198	1,368	6,407
Gain (loss) on investments, net	109,888	(4,830)	19,284
Loss on extinguishment of debt	—	(1,657)	—
Post-retirement expense, net	(2,277)	(4,285)	(3,777)
Interest and other financing expense, net	(215,104)	(269,834)	(328,724)
Income before income taxes	717,928	489,319	1,164,354
Provision for income taxes	148,234	95,812	254,991
Consolidated net income	569,694	393,507	909,363
Noncontrolling interests	(1,572)	1,433	5,858
Net income attributable to shareholders	$571,266	$392,074	$903,505
Net income per share:
Basic	$11.03	$7.36	$16.03
Diluted	$10.93	$7.29	$15.84
Weighted-average shares outstanding:
Basic	51,804	53,282	56,359
Diluted	52,255	53,797	57,035

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Consolidated net income	$569,694	$393,507	$909,363
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	403,602	(225,564)	74,800
(Loss) gain on foreign exchange contracts designated as net investment hedges, net of taxes	(11,728)	7,859	(7,952)
(Loss) gain on interest rate swaps designated as cash flow hedges, net of taxes	(1,706)	(1,137)	2,783
Post-retirement expense items, net of taxes	(2,209)	4,854	(1,277)
Other comprehensive income (loss)	387,959	(213,988)	68,354
Comprehensive income	957,653	179,519	977,717
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,758	(1,325)	6,989
Comprehensive income attributable to shareholders	$953,895	$180,844	$970,728

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$306,467	$188,807
Accounts receivable, net	19,738,666	13,030,991
Inventories	5,081,863	4,709,706
Other current assets	533,035	471,909
Total current assets	25,660,031	18,401,413
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	199,433	194,061
Machinery and equipment	1,715,415	1,623,228
	1,920,539	1,822,980
Less: Accumulated depreciation and amortization	(1,445,889)	(1,353,720)
Property, plant, and equipment, net	474,650	469,260
Investments in affiliated companies	59,315	57,299
Intangible assets, net	77,022	96,706
Goodwill	2,120,071	2,055,295
Other assets	687,049	677,734
Total assets	$29,078,138	$21,757,707
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,383,796	$11,047,470
Accrued expenses	1,461,261	1,238,714
Short-term borrowings, including current portion of long-term debt	341	349,978
Total current liabilities	18,845,398	12,636,162
Long-term debt	3,084,715	2,773,783
Other liabilities	489,326	516,234
Contingencies (Note 15)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2025 and 2024
Issued - 55,838 and 55,592 shares in 2025 and 2024, respectively	55,838	55,592
Capital in excess of par value	586,993	562,080
Treasury stock (4,768 and 3,420 shares in 2025 and 2024, respectively), at cost	(483,571)	(328,078)
Retained earnings	6,552,092	5,980,826
Accumulated other comprehensive loss	(126,640)	(509,269)
Total shareholders’ equity	6,584,712	5,761,151
Noncontrolling interests	73,987	70,377
Total equity	6,658,699	5,831,528
Total liabilities and equity	$29,078,138	$21,757,707

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Consolidated net income	$569,694	$393,507	$909,363
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	137,750	162,994	181,116
Amortization of stock-based compensation	27,883	34,631	41,569
Equity in earnings of affiliated companies	(3,198)	(1,368)	(6,407)
Deferred income taxes	(36,182)	(99,866)	(93,980)
Loss on extinguishment of debt	—	1,657	—
(Gain) loss on investments, net	(110,269)	5,068	(10,822)
Other	351	5,520	20,946
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable, net	(6,342,006)	(1,013,091)	189,425
Inventories	(286,180)	421,063	139,313
Accounts payable	6,107,791	1,092,488	(457,382)
Accrued expenses	60,415	(140,871)	38,601
Other assets and liabilities	(62,000)	268,681	(246,293)
Net cash provided by operating activities	64,049	1,130,413	705,449
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(101,254)	(92,703)	(83,285)
Proceeds from sale of property, plant, and equipment	—	5,157	—
Cash consideration paid for acquired businesses, net of cash acquired	—	(34,834)	—
Proceeds from settlement of net investment hedges	24,858	10,635	10,725
Proceeds from sale of investments in equity securities	100,000	—	—
Other	—	17,303	237
Net cash provided by (used for) investing activities	23,604	(94,442)	(72,323)
Cash flows from financing activities:
Change in short-term and other borrowings	(592)	(1,155,909)	866,012
Proceeds from (repayments of) long-term bank borrowings, net	302,820	470,347	(1,031,881)
Redemption of notes	(350,000)	(1,000,000)	(300,000)
Net proceeds from note offering	—	989,564	496,268
Proceeds from exercise of stock options	3,452	5,354	17,010
Repurchases of common stock	(161,669)	(265,142)	(770,200)
Settlement of forward-starting interest rate swap	—	—	56,711
Other	(148)	(1,041)	(142)
Net cash used for financing activities	(206,137)	(956,827)	(666,222)
Effect of exchange rate changes on cash	236,144	(108,390)	74,234
Net increase (decrease) in cash and cash equivalents	117,660	(29,246)	41,138
Cash and cash equivalents at beginning of year	188,807	218,053	176,915
Cash and cash equivalents at end of year	$306,467	$188,807	$218,053

See accompanying notes.

Index

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common	Capital in			Accumulated Other	Noncontrolling
	Stock at Par Value	Excess of Par Value	Treasury Stock	Retained Earnings	Comprehensive Loss	Interests	Total
Balance at December 31, 2022	$125,424	$1,208,708	$(4,637,345)	$9,214,832	$(365,262)	$64,996	$5,611,353
Consolidated net income	—	—	—	903,505	—	5,858	909,363
Other comprehensive income	—	—	—	—	67,223	1,131	68,354
Amortization of stock-based compensation	—	41,569	—	—	—	—	41,569
Shares issued for stock-based compensation awards	—	(38,536)	55,546	—	—	—	17,010
Repurchases of common stock	—	—	(770,200)	—	—	—	(770,200)
Retirement of treasury stock	(67,733)	(658,401)	5,054,254	(4,328,120)	—	—	—
Distributions	—	—	—	—	—	(142)	(142)
Balance at December 31, 2023	$57,691	$553,340	$(297,745)	$5,790,217	$(298,039)	$71,843	$5,877,307
Consolidated net income	—	—	—	392,074	—	1,433	393,507
Other comprehensive loss	—	—	—	—	(211,230)	(2,758)	(213,988)
Amortization of stock-based compensation	—	34,631	—	—	—	—	34,631
Shares issued for stock-based compensation awards	375	(993)	5,972	—	—	—	5,354
Repurchases of common stock	—	—	(265,142)	—	—	—	(265,142)
Retirement of treasury stock	(2,474)	(24,898)	228,837	(201,465)	—	—	—
Distributions	—	—	—	—	—	(141)	(141)
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	571,266	—	(1,572)	569,694
Other comprehensive income	—	—	—	—	382,629	5,330	387,959
Amortization of stock-based compensation	—	27,883	—	—	—	—	27,883
Shares issued for stock-based compensation awards	246	(2,970)	6,176	—	—	—	3,452
Repurchases of common stock	—	—	(161,669)	—	—	—	(161,669)
Distributions	—	—	—	—	—	(148)	(148)
Balance at December 31, 2025	$55,838	$586,993	$(483,571)	$6,552,092	$(126,640)	$73,987	$6,658,699

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

Index

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally 3 to 12 years. At December 31, 2025 and 2024, the company had unamortized software development costs of $184.4 million and $195.0 million, respectively, which are included in “Machinery and equipment” in the company’s consolidated balance sheets.

Identifiable Intangible and Long-lived Assets

Amortization of definite-lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets. Identifiable intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The company assesses the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying value of an asset group cannot be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference, subject to the limitation of individual asset fair values within the group.

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

Index

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

Goodwill is tested at a level of reporting referred to as the reporting unit. Below is a list of the company’s reporting units and the respective allocation of goodwill:

(thousands)	2025
Americas Components	$565,472
EMEA Components	127,598
Asia/Pacific Components (a)	-
eInfochips	225,992

Americas ECS	781,202
EMEA ECS	419,807
Consolidated	$2,120,071

(a) Within global components, the Asia/Pacific reporting unit’s goodwill was previously fully impaired.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital, perpetual growth rates, income tax rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company’s forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2025, 2024, and 2023, the company’s annual impairment testing did not indicate impairment of any of the company’s reporting units.

As of the date of the company’s 2025 annual impairment test, the fair value of all reporting units exceeded their carrying values by more than 20%. Discount rates are one of the more significant assumptions used in the income approach. If the company increased the discount rates used by 100 basis points, the fair value of all reporting units would still exceed their carrying values by more than 11%.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company’s businesses, and the company could be required to record an impairment charge in the future, which could impact the company’s consolidated balance sheets, as well as the company’s consolidated statements of operations. If the company were required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, or covenants under its existing revolving credit facility, North American asset securitization program, other outstanding borrowings, and EMEA asset securitization program.

Index

Leases

The company determines if a contract contains a lease at inception based on whether it conveys the right to control the use of an identified asset. Substantially all of the company’s leases are classified as operating leases. The company records operating lease right-of-use assets within “Other assets” and lease liabilities are recorded within “Other liabilities” and “Accrued expenses” in the consolidated balance sheets. Lease expenses are recorded within “Selling, general, and administrative” in the consolidated statements of operations. Operating lease payments are presented within “Cash flows from operating activities” in the consolidated statements of cash flows.

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

Treasury Stock

The company’s stock repurchase program provides an opportunity for the company to repurchase shares at the discretion of the company’s senior executives, based on various factors. The company recognizes treasury stock based on the amount paid to repurchase its shares. Direct costs incurred to acquire treasury stock, including excise taxes, are added to the cost of the treasury stock. Upon the retirement of treasury shares, the cost of repurchased and retired treasury shares in excess of the par value is allocated between additional paid-in-capital and retained earnings. All retired shares are classified as authorized but unissued and do not reduce the total number of authorized shares. When treasury shares are reissued, if the issuance price is higher than the average price paid to acquire the shares (the “average cost”), the gain on reissuance is credited to additional paid-in-capital. If the issuance price is lower than the average cost, the loss on reissuance is first charged against any previous gains recorded to additional paid-in-capital from treasury stock, with the remaining balance charged to retained earnings.

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

The company is the principal in transactions when it is principally responsible for fulfilling the order, which includes negotiating pricing, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. Additionally, the company is the principal in transactions where it is primarily responsible for providing services that include logistics, warehousing, financial management, and analytic services. Sales, where the company is the principal in the transaction, are reported on the gross amount billed to a customer less discounts, rebates, and returns (referred to as “sales recognized on a gross basis”).

The company has contracts with certain customers where the company’s performance obligation is to arrange for the products or services to be provided by another party. The company is the agent in these arrangements, which pertain to the sale of supplier-provided service contracts to customers or delivery of product for which the company does not have control of the product as part of logistics services rendered to customers. Sales, where the company is the agent are reported as the amount billed to the customer net of the cost of the sale (referred to as “sales recognized on a net basis”).

Within the company’s global ECS segment, in certain periods, changes in the mix of sales of IT solutions impact the proportion of the company’s revenue that is recorded on a net basis compared to a gross basis. These changes increase or decrease sales during a period without a corresponding change in gross profit. This is driven by the company’s responsibilities in the sale of various IT solutions, which is based on terms and conditions in place with its partners.

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

Index

Impact of Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.  The company is currently evaluating the impact of these ASUs on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Upon adoption of this ASU, the company has disclosed specific new categories in its income tax rate reconciliation and provide additional information for reconciling items above a quantitative threshold. The company has also disclosed the amount of income taxes paid disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions in which income taxes paid were above a threshold. Effective December 31, 2025, the company adopted the provisions of this ASU on a prospective basis. Refer to Note 8 – “Income Taxes”.

2. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarters of 2025, 2024, and 2023, the company’s annual impairment testing did not result in any additional impairment of goodwill of companies acquired.

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2023 (a)	$875,194	$1,175,232	$2,050,426
Acquisitions	35,870	—	35,870
Foreign currency translation adjustment	(8,619)	(22,382)	(31,001)
Balance as of December 31, 2024 (a)	$902,445	$1,152,850	$2,055,295
Foreign currency translation adjustment	16,617	48,159	64,776
Balance as of December 31, 2025 (a)	$919,062	$1,201,009	$2,120,071
(a)	The total carrying value of goodwill as of December 31, 2025, 2024, and 2023 in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the global components segment and $301.9 million was recorded in the global ECS segment.

Intangible assets, net, are comprised of the following as of December 31, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,743	$(125,910)	$66,833
Amortizable trade name	74,001	(63,812)	10,189
	$266,744	$(189,722)	$77,022

Index

Intangible assets, net, are comprised of the following as of December 31, 2024:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$215,366	$(133,927)	$81,439
Amortizable trade name	74,001	(58,734)	15,267
	$289,367	$(192,661)	$96,706

Amortization expense related to identifiable intangible assets was $19.8 million, $29.5 million, and $31.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense for each of the years 2026 through 2030 is estimated to be approximately $19.0 million, $18.8 million, $11.2 million, $7.3 million, and $7.3 million, respectively.

3. Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

(thousands)	2025	2024
Marubun/Arrow	$43,870	$43,851
Other	15,445	13,448
	$59,315	$57,299

The equity (losses) in earnings of affiliated companies consists of the following:

(thousands)	2025	2024	2023
Marubun/Arrow	$2,013	$(463)	$4,452
Other	1,185	1,831	1,955
	$3,198	$1,368	$6,407

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of December 31, 2025 and 2024.

In 2025, the company sold an investment in certain equity securities for $100.0 million and recorded a gain on investments of $99.0 million. This investment was previously accounted for as equity securities without a readily determinable fair value.

4. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

(thousands)	2025	2024
Accounts receivable	$19,882,783	$13,147,436
Allowance for credit losses	(144,117)	(116,445)
Accounts receivable, net	$19,738,666	$13,030,991

Accounts receivable includes balances related to inventory purchased by the company on the request of and behalf of its customers as part of its global components supply chain services offerings. In these transactions, receivables are disproportionate to the fees the company recognizes as revenue for its services. The company generally carries corresponding accounts payable on its balance sheet with some differences due to timing of settlement.

Index

The following table is a roll forward for the company’s allowance for credit losses at December 31:

(thousands)	2025	2024	2023
Balance at beginning of period	$116,445	$146,480	$93,397
Charged to income	37,069	751	71,984
Translation Adjustments	4,383	(2,411)	690
Write-offs	(13,780)	(28,375)	(19,591)
Balance at end of period	$144,117	$116,445	$146,480

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of December 31, 2025. The changes in allowance for credit losses taken in 2024 as compared to 2023, relates primarily to charges of $25.4 million recorded during 2023 relating to one customer within the global ECS segment, of which $20.0 million was subsequently reversed upon recovery during 2024 with no similar items recorded in 2025.

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

Sales of accounts receivable to unaffiliated financial institutions under the EMEA asset securitization program for the years ended December 31:

(thousands)	2025	2024	2023
EMEA asset securitization, sales of accounts receivables	$1,669,648	$1,892,516	$3,160,247

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

Other amounts related to the EMEA asset securitization program as of December 31:

(thousands)	2025	2024
Receivables sold to unaffiliated financial institutions that were uncollected	$379,017	$339,669
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	591,304	528,975

Index

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2025, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions, and accounts for these transactions as sales of the related receivables. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected in the “Cash flows from operating activities” section on the consolidated statements of cash flows. The company typically does not retain financial or legal interests in these receivables. Factoring fees for the sales of accounts receivables are included in “Interest and other financing expense, net” in the consolidated statements of operations. The company continues servicing the receivables that were sold.

Sales of trade accounts receivable under the company’s factoring programs for the years ended December 31:

(thousands)	2025	2024	2023
Sales of accounts receivables under the factoring programs	$1,130,975	$928,279	$1,618,726

Other amounts under the company’s factoring programs as of December 31:

(thousands)	2025	2024
Receivables sold under the factoring programs that were uncollected	$279,775	$182,432

5. Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. These obligations are included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

The following table is a roll forward of the company’s outstanding obligations under its supplier finance programs:

(thousands)	2025	2024	2023
Obligations outstanding at the beginning of the year	$1,269,672	$1,113,479	$1,568,787
Invoices added during the year	4,939,368	4,576,839	4,388,317
Invoices paid during the year	(4,945,951)	(4,420,646)	(4,843,625)
Obligations outstanding at the end of the year	$1,263,089	$1,269,672	$1,113,479

Index

6. Debt

Short-term borrowings, including the current portion of long-term debt, consist of the following at December 31:

(thousands)	2025	2024
4.00% notes, due April 2025	$—	$349,808
Other short-term borrowings	341	170
	$341	$349,978

The company has $500.0 million in uncommitted lines of credit. There were no outstanding borrowings under the uncommitted lines of credit at December 31, 2025 and 2024. The maturity for borrowings is generally short term and is agreed upon with lenders at the time of each borrowing. The uncommitted lines of credit had a weighted-average effective interest rate of 4.37% and 5.18% at December 31, 2025 and 2024, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at December 31, 2025 and December 31, 2024. The commercial paper program had a weighted-average effective interest rate of 4.26% and 5.21% at December 31, 2025 and 2024, respectively.

Long-term debt consists of the following at December 31:

(thousands)	2025	2024
Revolving credit facility	$—	$30,000
North American asset securitization program	970,000	633,000
7.50% senior debentures, due 2027	110,348	110,266
3.875% notes, due 2028	498,480	497,775
5.15% notes, due 2029	496,142	495,209
2.95% notes, due 2032	496,131	495,576
5.875% notes, due 2034	495,430	494,986
Other obligations with various interest rates and due dates	18,184	16,971
	$3,084,715	$2,773,783

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt at December 31, using quoted market prices, is as follows:

(thousands)	2025	2024
7.50% senior debentures, due 2027	$114,000	$115,000
3.875% notes, due 2028	496,500	481,500
5.15% notes, due 2029	511,500	498,000
2.95% notes, due 2032	447,500	426,000
5.875% notes, due 2034	522,500	502,500

The carrying amount of the company’s other short-term borrowings, North American asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. In 2025, the company amended its revolving credit facility and, among other things, extended its term to mature in 2030. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at December 31, 2025), which is based on the company’s credit ratings, for a weighted-average effective interest rate of 5.01% at December 31, 2025. The effective interest rate was 5.48% at December 31, 2024. The facility fee, which is based on the

Index

company’s credit ratings, was 0.175% of the total borrowing capacity at December 31, 2025. The company had no outstanding borrowings under the revolving credit facility at December 31, 2025 and $30.0 million in outstanding borrowings under the revolving credit facility at December 31, 2024.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at December 31, 2025), and a credit spread adjustment of 0.10% for an effective interest rate of 4.19% at December 31, 2025. The effective interest rate was 4.83% at December 31, 2024. The facility fee is 0.40% of the total borrowing capacity.

The company had $970.0 million and $633.0 million in outstanding borrowings under the North American asset securitization program at December 31, 2025 and 2024, respectively, which was included in “Long-term debt” in the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at December 31, 2025 and 2024, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of December 31, 2025, the company was in compliance with all such financial covenants.

In the second quarter of 2025, the company repaid in full the $350.0 million principal amount of its 4.00% notes due April 2025.

In the third quarter of 2024, the company completed the sale of $500.0 million principal amount of 5.15% notes, due 2029. The net proceeds of the offering of $494.9 million were used for general corporate purposes and to repay the $500.0 million principal amount of its 3.25% notes, due September 2024, which were redeemed at maturity.

In the second quarter of 2024, the company completed the sale of $500.0 million principal amount of 5.875% notes, due 2034. The net proceeds of the offering of $494.7 million were used for general corporate purposes and to repay the $500.0 million principal amount of its 6.125% notes, due 2026, which were redeemed in April 2024.

Expected annual payments of borrowings at December 31 are as follows:

(thousands)
2026	$341
2027	1,087,775
2028	506,133
2029	503,488
2030	1,221
Thereafter	1,000,000

Interest and other financing expense, net, includes interest and dividend income of $46.8 million, $54.5 million, and $66.4 million in 2025, 2024, and 2023, respectively. Interest paid, net of interest and dividend income, amounted to $163.2 million, $199.0 million, and $274.1 million in 2025, 2024, and 2023, respectively.

Index

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$11,412	$—	$—	$11,412
Equity investments (b)	Other assets	41,787	—	—	41,787
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	16,816	—	16,816
		$53,199	$16,816	$—	$70,015

The following table presents assets measured at fair value on a recurring basis at December 31, 2024:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$10,751	$—	$—	$10,751
Equity investments (b)	Other assets	42,907	—	—	42,907
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	53,679	—	53,679
		$53,658	$53,679	$—	$107,337
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. During 2025, 2024, and 2023, the company recorded unrealized gains (losses) of $3.4 million, $(12.0) million, and $9.7 million, respectively, on equity securities held at the end of each year.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill, and identifiable intangible assets (see Note 2 “Goodwill and Intangible Assets”). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

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

Index

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

The company occasionally enters into interest rate swap transactions, designated as fair value hedges, that convert certain fixed-rate debt to variable-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. For qualifying interest rate fair value hedges, gains or losses on derivatives are included in “Interest and other financing expense, net” in the consolidated statements of operations. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is also included in “Interest and other financing expense, net.” There are no outstanding interest rate swaps as of December 31, 2025.

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro and Indian Rupee. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions.  The company also uses foreign exchange contracts to hedge its net investments in foreign operations against future changes in exchange rates. Except for the net investment hedges, the foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at December 31, 2025 and 2024 was $1.1 billion.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in “Cost of sales” on the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative,” and “Interest and other financing expense, net” on the company’s consolidated statements of operations, based upon the nature of the underlying hedged transaction. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company's net investments in subsidiaries with Euro-denominated net assets for the years ended December 31:

	Notional Amount (thousands)
Maturity Date	2025		2024
April 2025	EUR	—	EUR	100,000
January 2028	EUR	100,000	EUR	100,000
	EUR	100,000	EUR	200,000

The change in the fair value of derivatives designated as net investment hedges are recorded in CTA within “Accumulated other comprehensive loss” on the company’s consolidated balance sheets. Upon discontinuation, all previously recognized amounts remain in CTA until the net investment is sold or liquidated. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” on the company’s consolidated statements of operations.

During 2025 and 2024, foreign exchange contracts designated as net investment hedges matured and the company received $24.9 million and $10.6 million, respectively, which is reported in the “Cash flow from investing activities” section of the consolidated statements of cash flows.

Index

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows for the years ended December 31:

(thousands)	Income Statement Line	2025	2024	2023
Gain (Loss) Recognized in Income (Loss)
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$3,429	$6,747	$7,460
Interest rate swaps, cash flow hedge (b)	Interest Expense	2,246	593	(2,889)
Interest rate swap, fair value hedge (c)	Interest Expense	—	454	(454)
		$5,675	$7,794	$4,117
Gain (Loss) Recognized in Other Comprehensive Income (Loss) before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (d)		$(9,123)	$12,996	$(2,276)
Interest rate swaps, cash flow hedge		—	(685)	585
		$(9,123)	$12,311	$(1,691)
(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net.”
(b)	Includes amortization of $56.7 million gain recognized in 2023 resulting from the termination of an interest rate swap
(c)	The cumulative amount of fair value hedging adjustments to the carrying value of hedged debt instruments totaled a loss of $0.4 million during 2024, and a loss of $5.8 thousand during 2023, respectively. During the first quarter of 2024, the fair value hedge was terminated.
(d)	Includes derivative losses excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of $9.2 million, $4.0 million, and $1.8 million for 2025, 2024, and 2023, respectively, which were excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income (loss), net of tax.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

(thousands)	2025	2024	2023
Current:
Federal	$14,859	$(8,586)	$33,832
State	4,837	3,352	16,108
International	164,720	200,912	299,031
	$184,416	$195,678	$348,971
Deferred:
Federal	$(22,831)	$(50,305)	$(59,342)
State	655	(8,348)	(11,960)
International	(14,006)	(41,213)	(22,678)
	(36,182)	(99,866)	(93,980)
	$148,234	$95,812	$254,991

The principal causes of the difference between the U.S. federal statutory tax rate of 21% and effective income tax rates for the years ended December 31 are as follows:

(thousands)	2025	2024	2023
United States	$(68,852)	$(234,972)	$(38,848)
International	786,780	724,291	1,203,202
Income before income taxes	$717,928	$489,319	$1,164,354

Index

	2025
(thousands)	Amount	Percent
U.S. Federal statutory tax rate	$150,765	21.0%
State and local income taxes, net of federal income tax effect*	4,306	0.6%
Foreign tax effects
Germany
Foreign exchange difference	(11,536)	(1.6)%
Other	3,809	0.5%
Cayman Islands
Statutory tax rate difference between Cayman Islands and United States	(12,170)	(1.7)%
Taiwan
Foreign exchange difference	(7,930)	(1.1)%
Other	807	0.1%
Other foreign jurisdictions	11,743	1.6%
Effect of cross-border tax laws	13,281	1.8%
Tax credits
Research and development tax credits	(9,635)	(1.3)%
Changes in valuation allowances
Nontaxable or nondeductible items	1,358	0.2%
Changes in unrecognized tax benefits	1,452	0.2%
Other adjustments	1,984	0.3%
Effective tax rate	$148,234	20.6%

* State taxes in Ohio, California, District of Columbia, New York, Minnesota, and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
(thousands)	2024	2023
United States	$(234,972)	$(38,848)
International	724,291	1,203,202
Income before income taxes	$489,319	$1,164,354

Provision at statutory tax rate	$102,757	$244,514
State taxes, net of federal benefit	(3,279)	2,379
International effective tax rate differential	8,958	27,993
Change in valuation allowance	333	(7,755)
Other non-deductible expenses	(585)	2,993
Changes in tax accruals	(9,419)	1,153
Tax credits	(10,786)	(7,666)
U.S. tax (benefit) on foreign earnings	6,801	(10,075)
Other	1,032	1,455
Provision for income taxes	$95,812	$254,991

The company is subject to taxation of GILTI on foreign subsidiaries and a tax provision to deduct a portion of FDII of U.S. corporations. GILTI tax expense, accounted for as a current period cost, net of FDII benefit, resulted in a net tax expense of $5.2 million, $4.7 million, and $23.0 million during 2025, 2024, and 2023, respectively.

At December 31, 2025, a short-term tax payable of $7.6 million was recorded in the consolidated balance sheets for a one-time transition tax on the foreign subsidiaries’ accumulated unremitted earnings related to the 2017 U.S. Tax Cuts and Jobs Act.

At December 31, 2025, the company had a liability for unrecognized tax positions of $50.5 million. The timing of the resolution of these uncertain tax positions is dependent on the tax authorities’ income tax examination processes. Material changes are not expected; however, it is possible that the amount of unrecognized tax benefits with respect to uncertain tax positions could increase or decrease during 2026. Currently, the company is unable to make a reasonable estimate of when cash settlement would occur and how it would impact the effective tax rate.

Index

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

(thousands)	2025	2024	2023
Balance at beginning of year	$63,953	$82,808	$75,666
Additions based on tax positions taken during a prior period	7,710	4,537	7,466
Reductions based on tax positions taken during a prior period	(10,242)	(20,245)	(4,448)
Additions based on tax positions taken during the current period	5,930	7,943	5,505
Reductions based on tax positions taken during the current period	(1,575)	—	—
Reductions related to settlement of tax matters	(15,265)	(11,090)	—
Reductions related to a lapse of applicable statute of limitations	—	—	(1,381)
Balance at end of year	$50,511	$63,953	$82,808

Interest costs related to unrecognized tax benefits are classified as a component of “Interest and other financing expense, net” in the company’s consolidated statements of operations. In 2025, 2024, and 2023, the company recognized $7.3 million, $5.9 million, and $4.0 million, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2025 and 2024, the company had accrued a liability of $24.2 million and $23.5 million, respectively, for interest related to unrecognized tax benefits.

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2025:

United States - Federal	2016 - present
United States - States	2015 - present
China and Hong Kong	2018 - present
Germany (a)	2020 - present
Italy (a)	2013 - present
Netherlands	2019 - present
Sweden	2020 - present
Taiwan	2020 - present
United Kingdom	2021 - present
(a)	Includes national as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Index

Deferred tax assets and liabilities consist of the following at December 31:

(thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$35,971	$16,567
Inventory adjustments	119,898	110,370
Allowance for credit losses	24,918	20,475
Accrued expenses	100,853	81,951
Interest carryforward	4,612	21,923
Foreign tax credit carryforward	9,194	—
Intangibles	10,499	4,939
Stock-based compensation awards	6,345	5,490
Lease liability	65,130	65,718
Research and experimentation costs (a)	83,305	73,971
Other	1,921	1,066
	462,646	402,470
Valuation allowance	(16,011)	(16,165)
Total deferred tax assets	$446,635	$386,305

Deferred tax liabilities:
Goodwill	$(165,985)	$(157,786)
Depreciation	(42,175)	(42,540)
Lease right-of-use assets	(61,493)	(61,685)
Other comprehensive income items	(20,328)	(15,615)
Total deferred tax liabilities	$(289,981)	$(277,626)
Total net deferred tax assets	$156,654	$108,679
(a)	At December 31, 2025, and 2024, the company recorded deferred tax asset of $83.3 million and $74.0 million, respectively, related to capitalized U.S. based research and experimental (“R&E”) costs, pursuant to the U.S. Internal Revenue Code Section 174, as amended by the 2017 U.S. Tax Cuts and Jobs Act.

At December 31, 2025, the company had international tax loss carryforwards of approximately $147.9 million, of which $3.8 million have expiration dates ranging from 2026 to 2045, and the remaining $144.1 million have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $25.8 million with a corresponding valuation allowance of $0.8 million.

At December 31, 2025, the company had deferred tax assets of approximately $10.2 million with a corresponding valuation allowance of $7.4 million, related to U.S. state net operating loss carryforwards. Valuation allowances are needed when deferred tax assets may not be realized due to the uncertainty of the timing and the ability of the company to generate sufficient future taxable income in certain tax jurisdictions.

At December 31, 2025, the company had approximately $5.4 billion in undistributed foreign earnings which it deems to be indefinitely reinvested. The company recognizes that if it reverses its indefinite reinvestment assertion on foreign earnings, it may be subject to additional foreign taxes and U.S. state income taxes. It is not practicable to determine the income tax liability that would be payable if these earnings were distributed and not reinvested indefinitely.

Index

Income taxes paid, net of income taxes refunded, for the year ended December 31 were:

(thousands)	2025
U.S. federal	$12,354
U.S. state and local	5,287
17,641

Foreign
Spain	16,184
Italy	15,581
Canada	14,937
United Kingdom	11,116
France	11,045
China	10,087
Other	98,609
Total Foreign	177,559
Total	$195,200

Income taxes paid, net of income taxes refunded, amounted to $195.2 million, $230.5 million, and $538.4 million in 2025, 2024, and 2023, respectively.

9. Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

(thousands)	2025	2024	2023
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$106,082	$10,279	$—
Other plans	2,075	3,848	8,877
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(1,418)	84,510	19,077
Environmental remediation liabilities	4,463	756	23,336
Early lease termination costs	1,546	6,814	29,400
Consulting costs (c)	—	25,306	—
Other charges	3,371	11,404	3,226
	$116,119	$142,917	$83,916
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	Primarily related to employee severance and benefit costs. As of December 31, 2025, the accrued liabilities related to these costs totaled $15.7 million and substantially all accrued amounts are expected to be spent in cash within two years.
(c)	Consulting costs are related to operating expense reduction costs not related to the restructuring initiative.

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

Index

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $200.0 million which is an increase of $15.0 million compared to the original estimate of $185.0 million previously disclosed in Item 2.05 Form 8K filed on October 31, 2024.  While the expected cash charges are in line with original expectations, the increase is primarily related to non-cash write-offs due to changes in foreign currencies.  The composition of these costs will continue to evolve over time the company currently expects to incur approximately $100.0 million of employee severance and other personnel cash expenditures; approximately $65.0 million of non-cash asset impairments, inventory write-downs and foreign currency translation adjustment write-offs related to the wind down of certain business operations; and approximately $35.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

The following table presents the costs related to the Operating Expense Efficiency Plan:

(thousands)	Income Statement line	Year Ended December 31, 2025	Year Ended December 31, 2024	Total Cost Incurred to Date
Employee severance and benefit costs	Restructuring, integration, and other	$83,658	$1,348	$85,006
Inventory (recoveries) write-downs	Cost of sales	(10,266)	50,344	40,078
Asset impairments	Restructuring, integration, and other	-	1,416	1,416
Other costs (a)	Restructuring, integration, and other	22,424	7,515	29,939
		$95,816	$60,623	$156,439
(a)	Other costs consist primarily of consulting and other professional fees, early lease termination fees, and foreign currency translation adjustment write-offs.

The following table presents the activity in the restructuring and integration accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Other Costs	Total
Balance at December 31, 2024	$384	$-	$202	$586
Restructuring related charges	83,658	(10,266)	22,424	95,816
Cash (payments) receipts	(34,288)	10,266	(17,508)	(41,530)
Foreign currency translations	1,493	-	109	1,602
Balance at December 31, 2025	$51,247	$-	$5,227	$56,474

Substantially all amounts accrued at December 31, 2025 related to the Operating Expense Efficiency Plan are expected to be paid in cash within one year.

Index

10. Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss, excluding noncontrolling interests:

		Gain	Gain
		(Loss) on Foreign	(Loss) on
	Foreign	Exchange	Interest Rate
	Currency	Contracts	Swaps
	Translation	Designated as	Designated as	Post-retirement
	Adjustment and	Net Investment	Cash Flow	Expense
(thousands)	Other, Net (a)	Hedges, Net (b)	Hedges, Net (b)	Items, Net	Total
Balance as of December 31, 2023	$(349,042)	$12,159	$30,638	$8,206	$(298,039)
Other comprehensive income (loss) before reclassifications	(222,489)	12,996	(685)	5,027	(205,151)
Amounts reclassified into income	(317)	(5,137)	(452)	(173)	(6,079)
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2024	(222,806)	7,859	(1,137)	4,854	(211,230)
Balance as of December 31, 2024	(571,848)	20,018	29,501	13,060	(509,269)
Other comprehensive income (loss) before reclassifications	394,450	(9,123)	—	(2,723)	382,604
Amounts reclassified into income	3,822	(2,605)	(1,706)	514	25
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2025	398,272	(11,728)	(1,706)	(2,209)	382,629
Balance as of December 31, 2025	$(173,576)	$8,290	$27,795	$10,851	$(126,640)
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $4.4 million and $(52.9) million for 2025 and 2024, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps, refer to Note 7 - “Financial Instruments Measured at Fair Value”.

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding:

			Common
	Common	Treasury	Stock
(thousands)	Stock Issued	Stock	Outstanding
Common stock outstanding at December 31, 2022	125,424	66,175	59,249
Shares issued for stock-based compensation awards	—	(653)	653
Repurchases of common stock	—	6,091	(6,091)
Retirement of treasury stock	(67,733)	(67,733)	—
Common stock outstanding at December 31, 2023	57,691	3,880	53,811
Shares issued for stock-based compensation awards	375	(75)	450
Repurchases of common stock	—	2,089	(2,089)
Retirement of treasury stock	(2,474)	(2,474)	—
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	246	(54)	300
Repurchases of common stock	—	1,402	(1,402)
Common stock outstanding at December 31, 2025	55,838	4,768	51,070

The company retired 2.5 million shares of treasury stock with a cost of $228.8 million in 2024 and 67.7 million shares of treasury stock with a cost of $5.1 billion in 2023. The company has 2.0 million authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2025 and 2024.

Index

Share Repurchase Programs

The following table shows the company’s share repurchase programs as of December 31, 2025:

Approximate
Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$827,130	$172,870

The company repurchased 1.3 million shares and 2.0 million shares of common stock for $149.9 million and $250.0 million, in 2025 and 2024, respectively, under the share repurchase program excluding excise taxes. During 2025, the company accrued $1.3 million of excise tax, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. The company’s share repurchase program does not have an expiration date.

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

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31:

(thousands except per share data)	2025	2024	2023
Net income attributable to shareholders	$571,266	$392,074	$903,505
Weighted-average shares outstanding - basic	51,804	53,282	56,359
Net effect of various dilutive stock-based compensation awards	451	515	676
Weighted-average shares outstanding - diluted	52,255	53,797	57,035
Net income per share:
Basic	$11.03	$7.36	$16.03
Diluted (a)	$10.93	$7.29	$15.84

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	32	16	32

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

Under the terms of the Omnibus Plan, a maximum of 24.0 million shares of common stock may be awarded. There were 4.1 million shares and 4.4 million shares available for grant under the Omnibus Plan as of December 31, 2025, and 2024 respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted

Index

stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and the awards in the consolidated statements of operations on a straight-line basis over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. The company recorded, as a component of “Selling, general, and administrative” amortization of stock-based compensation of $27.9 million, $34.6 million, and $41.6 million in 2025, 2024, and 2023, respectively. The actual tax benefit realized from share-based payment awards during 2025, 2024, and 2023 was $2.8 million, $5.6 million, and $8.9 million, respectively.

In September 2025, Sean Kerins, separated from his roles as President, CEO and Director of the company and forfeited restricted stock units, performance stock units, and special grants, which resulted in a reversal of $13.4 million of stock-based compensation expense previously recognized.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options generally vest in equal installments over a four-year period. Options currently outstanding generally have contractual terms of ten years. The company has not granted non-qualified stock options or ISOs since 2020 and does not intend to grant them in the future.

The following information relates to the stock option activity for the year ended December 31, 2025:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life	(thousands)
Outstanding at December 31, 2024	249,545	$76.75
Exercised	(47,394)	72.85
Outstanding at December 31, 2025	202,151	77.66	29 months	$6,573
Exercisable at December 31, 2025	201,696	$77.66	29 months	$6,559

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on the market value of the company’s stock.

The total intrinsic value of options exercised during 2025, 2024, and 2023 was $2.0 million, $3.3 million, and $12.5 million, respectively.

Cash received from option exercises during 2025, 2024, and 2023 was $3.5 million, $5.4 million, and $17.0 million, respectively, and is included within the financing activities section in the company’s consolidated statements of cash flows.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance share and/or performance unit awards (collectively “performance awards”).  The performance goals and performance periods may vary from participant-to-participant, group-to-group, and time-to-time and are earned only if the target metrics over the performance periods established by or under the direction of the Compensation Committee are met. The company grants the following performance awards:

●	financial performance awards which are based on financial goals

Index

●	relative total shareholder return performance stock units (“rTSR-PSUs”) which are based on market performance, financial and non-financial goals

The grant date fair value of the financial performance awards is the fair market value of the company’s common stock on the date of grant and will be delivered in common stock at the end of the service period based on the company’s actual performance compared to the target metrics and may be from 0% to 185% of the initial award.  Compensation expense is recognized using the graded vesting method over the three-year service period and is adjusted each period based on the current estimate of performance compared to the target metric.

Beginning in 2025, the Company granted rTSR-PSUs which have a market condition related to the ranking of the company’s total shareholder return (“TSR”) during a three-year period relative to the TSR of the S&P 400 MidCap Stock Index. These awards will be delivered in common stock at the end of the service period based on the company’s achievement of the market condition, certain financial and non-financial goals and may be 0% to 200% of the initial award.  Compensation expense is recognized on a straight-line basis over the vesting period and is not adjusted regardless of the current estimate or actual achievement of the market condition.

The company estimates the grant date fair value of the rTSR-PSUs using a Monte-Carlo simulation model which includes the following weighted-average assumptions for the year ended December 31:

2025
Expected term (in years)	2.88
Risk-free interest rate (percent) (a)	4.2
Historical volatility (percent) (b)	28.0
Fair value per rTSR-PSUs granted	131.5

(a)	Based on zero-coupon U.S. treasury constant maturity yield curve, continuously compounded over the expected term of the awards.
(b)	Based on the company’s historical volatility over a 2.88 year lookback period from the valuation date.

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

Non-Employee Director Awards

The company’s Board sets the amounts and types of equity awards that are granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a committee of the Board, service of a non-employee director as Board Chair or Lead Independent Director, or the first selection or appointment of an individual to the Board as a non-employee director. Currently, non-employee directors receive annual awards of restricted stock units valued at $0.2 million with an additional amount for the non-employee director serving as Board Chair. The restricted stock units have a vesting period of around one-year and non-employee directors may elect to settle such awards (i) on the first anniversary of the grant date or (ii) following such director’s separation from service provided that they continuously served on the Board from the grant date through the vesting date. All restricted stock units are settled in common stock one to one.

Index

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director’s annual retainer fee is deferred and converted into units based on the fair market value of the company’s stock as of the date it was payable and paid upon separation of service from the Board.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2025:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Non-vested shares at December 31, 2024	840,699	$119.83
Granted	410,843	108.61
Vested	(275,360)	121.02
Forfeited	(188,025)	118.74
Non-vested shares at December 31, 2025	788,157	$113.82

The total fair value of shares vested during 2025, 2024, and 2023 was $28.3 million, $39.5 million, and $57.0 million, respectively.

As of December 31, 2025, there was $28.3 million of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2 years.

13. Employee Benefit Plans

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2025, there were 9 current and 27 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

The Arrow SERP, as amended, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the Arrow SERP. The Arrow SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55.

Index

The company uses a December 31 measurement date for the Arrow SERP benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP
(thousands)	2025	2024
Accumulated benefit obligation	$84,414	$74,530
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	83,032	88,084
Service cost	2,748	3,193
Interest cost	4,399	4,081
Actuarial loss (gain)	3,584	(6,602)
Benefits paid	(6,206)	(5,724)
Projected benefit obligation at end of year	87,557	83,032
Funded status	$(87,557)	$(83,032)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(7,083)	$(6,168)
Noncurrent liabilities	(80,474)	(76,864)
Net liability at end of year	$(87,557)	$(83,032)
Components of net periodic pension cost:
Service cost	$2,748	$3,193
Interest cost	4,399	4,081
Amortization of prior service cost	337	337
Amortization of (gain) loss	(1,744)	(164)
Curtailment expense	2,020	—
Net periodic pension cost	$7,760	$7,447
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.20%	5.50%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	N/A	N/A
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	4.80%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	N/A	N/A

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

Benefit payments are expected to be paid as follows:

(thousands)	Arrow SERP
2026	$7,083
2027	7,072
2028	7,088
2029	7,637
2030	7,466
2031 - 2035	34,054

As of December 31, 2025, the company had designated $119.3 million in assets to cover the ongoing costs of SERP payouts for both current and former executives. These assets were comprised primarily of life insurance policies and mutual fund investments, and $117.8 million of these investments were held in a rabbi trust. Contributions to the rabbi trust are irrevocable by the company. In the event of bankruptcy by the company, the assets held by the rabbi trust are subject to claims made by the company’s creditors.

Index

Other Comprehensive Income Items

The following table presents the other comprehensive income items for the years ended December 31:

(thousands)	2025	2024	2023
Actuarial (loss) gains, net of tax	$(2,723)	$5,027	$(1,011)
Reclassification of actuarial loss (gain), net of tax	(1,325)	(125)	(508)
Prior service costs, net of tax	—	—	—
Reclassification of prior service costs, net of tax	1,790	256	256

Accumulated other comprehensive loss at December 31, 2025 and 2024 includes unrecognized actuarial gains, net of related taxes, of $8.2 million and $12.2 million, respectively, that have not yet been recognized in net periodic pension cost. Accumulated other comprehensive loss at December 31, 2024 included prior service costs, net of related taxes, of $(1.8) million that had not yet been recognized in net periodic pension cost.

Defined Contribution Plans

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $19.9 million, $20.1 million, and $21.2 million in 2025, 2024, and 2023, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $23.4 million, $22.4 million, and $22.6 million in 2025, 2024, and 2023, respectively.

14. Lease Commitments

The company leases certain offices, distribution centers, and other property under non-cancellable operating leases expiring at various dates through 2036. Substantially all leases are classified as operating leases. The company recorded operating lease costs of $109.1 million, $98.0 million, and $93.4 million in 2025, 2024, and 2023, respectively.

The following amounts were recorded in the consolidated balance sheets at December 31:

(thousands)	2025	2024
Operating Leases
Right-of-use asset	$248,823	$251,129

Lease liability - current	$76,537	$68,941
Lease liability - non-current	186,721	198,466
Total operating lease liabilities	$263,258	$267,407

Maturities of operating lease liabilities at December 31 were as follows:

(thousands)	2025
2026	$87,157
2027	72,935
2028	55,371
2029	30,987
2030	18,963
Thereafter	31,200
Total lease payments	296,613
Less: imputed interest	(33,355)
Total	$263,258

Index

Other information pertaining to leases consists of the following for the year ended December 31:

(thousands)	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$88,656	$94,829
Right-of-use assets obtained in exchange for operating lease obligations	52,287	62,583

Operating Lease Term and Discount Rate
Weighted-average remaining lease term in years	4 years	5 years
Weighted-average discount rate	4.9%	5.4%

15. Contingencies

Environmental Matters

The Company has accrued liabilities of $26.0 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination related to activities of certain subsidiaries which ended prior to 2000. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.5 million and $89.1 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs at the Huntsville site are estimated to be between $4.9 million and $16.6 million, and at the Norco site they are estimated to be between $21.1 million and $38.5 million.

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

During 2025, 2024 and 2023 the company recorded charges of $4.5 million, $0.8 million and $23.3 million related to increases in the environmental liabilities for the Huntsville and Norco sites. These costs are included in “Restructuring, integration, and other” on the company’s consolidated statements of operations.

To date, the company has recovered approximately $157.4 million from certain insurance carriers relating to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries.

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

Index

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

From time to time, in the normal course of business, the company is subject to other pending and threatened litigation, environmental, regulatory, labor, product, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.

16. Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors and similarities such as the nature of products, the level of shared products, technology and other resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within global components and global ECS based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

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

The CODM evaluates the performance of both segments based on operating income, as well as monitors the components of operating income including sales, gross profit, and operating expenses. This information is used to monitor segment profitability, allocate resources and make budgeting and forecasting decisions about the segments. The CODM also uses these measures to monitor trends in year over year performance comparisons, sequential quarter performance comparisons, and to compare actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration, and other costs, as they are not attributable to the individual segments and are included in the corporate line item.

Index

Sales, by segment by geographic area, are as follows:

(thousands)	2025	2024	2023
Sales:
Components:
Americas	$6,944,480	$6,411,701	$7,954,713
EMEA	5,670,850	5,648,107	8,074,894
Asia/Pacific	8,885,959	7,923,459	9,390,292
Global components	$21,501,289	$19,983,267	$25,419,899

ECS:
Americas	$4,230,746	$4,067,160	$4,160,298
EMEA	5,120,900	3,872,897	3,526,923
Global ECS	$9,351,646	$7,940,057	$7,687,221
Total	$30,852,935	$27,923,324	$33,107,120

Sales by country are as follows:

(thousands)	2025	2024	2023
Sales:
China and Hong Kong	$4,419,749	$4,033,744	$4,858,871
Germany	3,155,470	3,007,517	4,341,837
Other	12,725,314	11,114,613	12,737,852
Total foreign	$20,300,533	$18,155,874	$21,938,560
United States	10,552,402	9,767,450	11,168,560
Total	$30,852,935	$27,923,324	$33,107,120

The company operates in more than 85 countries worldwide. Sales to unaffiliated customers are based on the company location that maintains the customer relationship and transacts the external sale.

Results of operations by segment are as follows for the years ended December 31:

	2025
(thousands)	Global Components	Global ECS	Total
Sales	$21,501,289	$9,351,646	$30,852,935
Cost of sales	19,098,636	8,287,580	27,386,216
Gross profit	2,402,653	1,064,066	3,466,719
Gross profit margin	11.2%	11.4%	11.2%
Segment operating expenses (a)	1,627,947	638,155	2,266,102
Segment operating income (loss) (b) (c)	$774,706	$425,911	$1,200,617
Segment operating income margin	3.6%	4.6%	3.9%
Reconciliation of segment operating income
Corporate operating expenses (e)			(378,394)
Consolidated operating income			$822,223
Equity in earnings of affiliated companies			3,198
Gain (loss) on investments, net			109,888
Post-retirement expense, net			(2,277)
Interest and other financing expense, net			(215,104)
Consolidated income before taxes			$717,928

Index

	2024
(thousands)	Global Components	Global ECS	Total
Sales	$19,983,267	$7,940,057	$27,923,324
Cost of sales	17,650,909	6,980,007	24,630,916
Gross profit	2,332,358	960,050	3,292,408
Gross profit margin	11.7%	12.1%	11.8%
Segment operating expenses (a)	1,591,085	549,975	2,141,060
Segment operating income (loss) (c) (d)	$741,273	$410,075	$1,151,348
Segment operating income margin	3.7%	5.2%	4.1%
Reconciliation of segment operating income
Corporate operating expenses (e)			(382,791)
Consolidated operating income			$768,557
Equity in earnings of affiliated companies			1,368
Gain (loss) on investments, net			(4,830)
Loss on extinguishment of debt			(1,657)
Post-retirement expense, net			(4,285)
Interest and other financing expense, net			(269,834)
Consolidated income before taxes			$489,319

	2023
(thousands)	Global Components	Global ECS	Total
Sales	$25,419,899	$7,687,221	$33,107,120
Cost of sales	22,220,779	6,737,323	28,958,102
Gross profit	3,199,120	949,898	4,149,018
Gross profit margin	12.6%	12.4%	12.5%
Segment operating expenses (a)	1,739,954	582,894	2,322,848
Segment operating income (loss) (d)	$1,459,166	$367,004	$1,826,170
Segment operating income margin	5.7%	4.8%	5.5%
Reconciliation of segment operating income
Corporate operating expenses (e)			(355,006)
Consolidated operating income			$1,471,164
Equity in earnings of affiliated companies			6,407
Gain (loss) on investments, net			19,284
Post-retirement expense, net			(3,777)
Interest and other financing expense, net			(328,724)
Consolidated income before taxes			$1,164,354
(a)	Segment operating expenses include employee-related expenses, depreciation and amortization, facility expense, allowance for credit losses, and other segment expenses.
(b)	In 2025, Global ECS gross profit margin decreased compared to the year-earlier period primarily due to $18.3 million in net losses related to underperformance of certain non-cancellable multi-year purchase obligations.
(c)	Global components operating income includes (recoveries) charges of $(10.3) million and $60.6 million in inventory write-downs related to the wind down of businesses in 2025 and 2024, respectively. Global components operating income includes $62.2 million in settlement benefits recorded as a reduction to operating expense for 2023. Refer to Note 15 - “Contingencies”.
(d)	In 2023, global ECS operating income includes charges of $25.4 million to increase the allowance for credit losses related to one customer. During 2024, global ECS operating income includes a reversal of charges of $20.0 million for aged receivables that were collected, related to the same customer.
(e)	Corporate unallocated operating expenses for the years 2025, 2024, and 2023 includes restructuring, integration, and other charges of $116.1 million, $142.9 million, and $83.9 million, respectively. Refer to Note 9 - “Restructuring, Integration, and Other”.

Index

Total assets, by segment, at December 31 are as follows:

(thousands)	2025	2024
Total assets:
Global components	$21,222,941	$14,765,931
Global ECS	7,355,089	6,518,723
Total segment assets	$28,578,030	$21,284,654
Other assets (a)	500,108	473,053
Consolidated assets	$29,078,138	$21,757,707
(a)	Other assets include Corporate unallocated assets.

Long-lived assets by country are as follows:

(thousands)	2025	2024
Long-lived assets:
France	$100,493	$86,268
Netherlands	79,339	78,120
Other	233,740	223,903
Total foreign	$413,572	$388,291
United States	309,901	332,098
Total	$723,473	$720,389

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2025 (the “Evaluation”). Based upon the Evaluation, the company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) are effective.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, and concluded that it is effective.

The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Arrow Electronics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arrow Electronics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 10, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 10, 2026

Item 9B. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Disclosure provided in lieu of filing a Current Report on Form 8-K relating to Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On February 10, 2026, the Compensation Committee approved an updated Arrow Electronics, Inc. Executive Severance Policy (the “Policy”) which will apply to each eligible executive to the extent not superseded by an individual participation agreement to, among other things, clarify how the payment in lieu of continued coverage under the company’s health plans shall be determined in the event of an executive’s termination without Cause or by reason of an executive’s death or disability, eliminate the requirement that an executive receiving payments or benefits under the Policy seek substitute employment in order to mitigate the amount of such payments and benefits, and modify the type and timing of notice that must be provided prior to an executive’s termination in certain circumstances.  The Compensation Committee also approved a revised Form of Separation and Release Agreement to, among other things, clarify the post-termination obligations of an executive receiving payments or benefits under the Policy (including adherence to pre-existing restrictive covenant and non-disparagement agreements).  In addition, the Compensation Committee approved a new form of Executive Change in Control Retention Agreement, and a form of Amendment to Executive Change in Control Retention Agreement, to clarify the form of payment of severance amounts, both in new and outstanding agreements, for purposes of Section 409A of the Internal Revenue Code.  Each executive who was party to an Executive Change in Control Retention Agreement that was outstanding and unamended as of February 10, 2026, is being offered the opportunity to execute the Amendment to Executive Change in Control Retention Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

See “Executive Officers” in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the heading “Proposal 1: Election of Directors” in the company’s Proxy Statement, filed in connection with the 2026 Annual Meeting of Shareholders (“Proxy Statement”), is incorporated herein by reference. The company will provide disclosure of delinquent Section 16(a) reports, if any, in its Proxy Statement under a section titled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.

Information about the company’s audit committee is set forth under the subheading “Audit Committee” under the heading “Committees” in the company’s Proxy Statement, and is incorporated herein by reference.

Information about the company’s policies prohibiting insider trading and related procedures is included as Exhibit 19 to this report and is set forth under the heading “Insider Trading Policy” in the company’s Proxy Statement, and is incorporated herein by reference.

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees and has implemented processes for the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. Information about the company’s code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, known as the “Finance Code of Ethics,” as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics,” is available free of charge on the company’s website at

investor.arrow.com in the “Governance Documents” subsection of the “Leadership and Governance” section, and is available in print to any shareholder upon request.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1	Financial Statements.

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	45

		Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023	48

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023	49

		Consolidated Balance Sheets as of December 31, 2025 and 2024	50

		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023	51

		Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023	52

		Notes to the Consolidated Financial Statements	53

	2	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	91

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3	Exhibits.

		See Index of Exhibits included on pages	92 - 98

ARROW ELECTRONICS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at
	Beginning of	Charged to			Balance at
Allowance for credit losses (thousands)	Year	Income	Other (a)	Write-down	End of Year
Year ended December 31, 2025	$116,445	$37,069	$4,383	$13,780	$144,117

Year ended December 31, 2024	$146,480	$751	$(2,411)	$28,375	$116,445

Year ended December 31, 2023	$93,397	$71,984	$690	$19,591	$146,480
(a)	“Other” primarily includes the effect of fluctuations in foreign currencies.

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3(a)

Restated Certificate of Incorporation of Arrow Electronics, Inc. dated as of December 12, 2024 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K dated December 12, 2024).

3(b)	Arrow Electronics, Inc. Amended and Restated Bylaws, dated May 6, 2025 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on May 8, 2025).

4(a)	Description of Registrant’s Securities (incorporated by reference to Exhibit 4(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 2022).

4(b)

Indenture, dated as of January 15, 1997, between the company and The Bank of New York Mellon (formerly, the Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(b)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996).

4(b)(i)

Officers’ Certificate, as defined by the Indenture in 4(b) above, dated as of January 22, 1997, with respect to the company’s $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996).

4(c)

Indenture, dated as of June 1, 2017, between the company and US Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the company’s Post-effective amendment No. 1 to the Form S-3 dated June 1, 2017).

4(c)(i)

First Supplemental Indenture, dated as of June 12, 2017, between the company and US Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated June 12, 2017).

4(c)(ii)

Third Supplemental Indenture, dated as of December 1, 2021, by and between the Company and US Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated December 1, 2021).

4(c)(iii)

Fifth Supplemental Indenture, dated as of March 1, 2023, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4(b) to the company's Quarterly Report on the Form 10-Q for the quarter ended April 1, 2023).

4(d)

Indenture, dated as of March 1, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement under the Securities Act of 1933 on Form S-3 dated March 1, 2024).

4(d)(i)

First Supplemental Indenture, dated as of April 10, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated April 10, 2024).

4(d)(ii)

Second Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated August 21, 2024).

10(a)

Amendment No. 35, dated as of September 10, 2024, to the Transfer and Administration Agreement dated as of March 21, 2001, reflecting original agreement and cumulative amendments (incorporated by reference to Exhibit 10.1 to the company’s Current Report on the Form 8-K dated September 10, 2024).

10(b)+	Management Insurance Program Agreement, dated as of September 16, 2015 (incorporated by reference to Exhibit 10(m) to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10(c)(i)+

Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended and restated through December 8, 2020) (incorporated by reference to Exhibit 10(d)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10(c)(ii)+

Form of Non-Qualified Stock Option Award Agreement for the Executive Committee under 10(d)(i) (as amended and restated through February 19, 2020) (incorporated by reference to Exhibit 10(d)(ii) to the company’s Annual Report on Form 10‑K for the year ended December 31, 2020).

10(c)(iii)+

Form of Performance Stock Unit Award Agreement for the Executive Committee under 10(d)(i) (as amended and restated through February 17, 2021) (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021).

10(c)(iv)+

Form of Restricted Stock Unit Award Agreement for the Executive Committee under 10(d)(i) (as amended and restated through February 17, 2021) (incorporated by reference to Exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021).

10(c)(v)+

Form of Performance Stock Unit Award Agreement for Certain Grants to Members of the Executive Committee (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025).

10(d)

Non-Employee Directors Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference to Exhibit 10(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10(d)(i)

Amendment to the Non-Employee Directors Deferred Compensation Plan, as amended on December 31, 2019, to the Non-Employee Directors Deferred Compensation Plan in 10(e) (incorporated by reference to Exhibit 10(e)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10(e)+

Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10(e)(i)+

Amendment letter to Sean J. Kerins, dated May 16, 2022, relating to the Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022).

10(f)+

Arrow Electronics, Inc. Executive Deferred Compensation Plan, as amended and restated effective July 1, 2018 (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10(f)(i)+

Amendment to the Executive Deferred Compensation Plan, as amended on December 31, 2019, to the Executive Deferred Compensation Plan in 10(g) (incorporated by reference to Exhibit 10(g)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10(g)(i)+	Arrow Electronics, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 19, 2013).

10(g)(ii)+

Arrow Electronics, Inc. Executive Severance Policy, adopted on September 14, 2022, effective August 10, 2022, prospectively (incorporated by reference to Exhibit 10(e) to the company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

10(g)(iii)+

Arrow Electronics, Inc. Executive Severance Policy, as adopted on September 13, 2023, effective August 7, 2023, prospectively (incorporated by reference to Exhibit 10(c) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10(g)(iv)+	Form of the Arrow Electronics, Inc. Executive Severance Policy Participation Agreement (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated February 19, 2013).

10(g)(v)+	Form of Separation and Release Agreement (incorporated by reference to Exhibit 10(d) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10(g)(vi)+	Form of Executive Change in Control Retention Agreement (incorporated by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K dated February 19, 2013).

10(g)(vii)+

Form of Executive Change in Control Retention Agreement, adopted on September 14, 2022, effective August 10, 2022, prospectively (incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

10(g)(viii)+

Form of Executive Change in Control Retention Agreement, adopted on September 13, 2023, effective August 7, 2023, prospectively (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10(g)(ix)+*	Amendment to Executive Change in Control Retention Agreement, adopted and effective December 11, 2025.

10(g)(x)	Form of Offer of Employment Letter (External) for Executive Officers (incorporated by reference to Exhibit 10(g)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10(g)(xi)

Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(g)(xii)

First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(g)(xi) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10(g)(xiii)

Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10(h) +	Employment Contract for Eric Nowak (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025).

10(i) +	Sean Kerins Separation and Release of Claims Agreement dated September 16, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 17, 2025).

10(j)

Fifth Amended and Restated Credit Agreement dated as of June 27, 2025, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers; the lenders from time to time parties thereto; JPMorgan Chase Bank, N.N. as administrative agent; and Bank of America, N.A., BNP Paribas, ING Bank N.V., Dublin Branch, and Mizhuho Bank, Ltd. As syndication agents (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on June 27, 2025)

10(k)

Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Bank of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(k)(i)

Amendment No. 1, dated as of October 11, 2011, to Dealer Agreement dated as of November 9, 1999, between Arrow Electronics, Inc. and J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC), Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated) (incorporated by reference to Exhibit 10(n)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10(k)(ii)

Amendment No. 2, dated as of October 20, 2014, to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014).

10(k)(iii)

Amendment No. 3, dated as of January 6, 2016, to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 and Amendment No. 2. (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2016).

10(l)

Issuing and Paying Agency Agreement, dated as of October 20, 2014, by and between Arrow Electronics, Inc. and BNP Paribas (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014).

10(m)(i)

English Receivables Sales Agreement dated as of January 27, 2020, between Arrow Electronics (UK) Limited, as the seller, and Arrow EMEA Funding Corp B.V., as the buyer (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated January 30, 2020).

10(m)(ii)

Second Amendment to English Receivables Sales Agreement dated as of December 12, 2022, between Arrow Electronics (UK) Limited, as the seller and servicer, Arrow EMEA Funding Corp B.V., as the buyer and Paribas as the administrative agent (incorporated by reference to Exhibit 10(l)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10(m)(iii)

German Receivables Sale Agreement dated as of January 27, 2020, between Arrow Central Europe GmbH, as the seller, and Arrow EMEA Funding Corp B.V., as the buyer (incorporated by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K dated January 30, 2020).

10(m)(iv)

First Amendment to German Receivables Sale Agreement, dated as of December 23, 2021, between Arrow Central Europe GmbH, as the seller and servicer, Arrow EMEA Funding Corp B.V., as the buyer and BNP Paribas, administrative agent .(incorporated by reference to Exhibit 10(m)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10(m)(v)

Second Amendment to German Receivables Sale Agreement, dated as of December 12, 2022, between Arrow Central Europe GmbH, as the seller and servicer, Arrow EMEA Funding Corp B.V., as the buyer and BNP Paribas, administrative agent (incorporated by reference to Exhibit 10(l)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10(m)(vi)

Omnibus Deeds of Amendment (dated December 23, 2021 and September 20, 2022), by and among Arrow EMEA Funding Corp B.V., as the SPV; BNP Paribas, as administrative agent, a purchaser agent and as a committed purchaser; Matchpoint Finance PLC, as a conduit purchaser; ING Belgium S.A./N.V., as a purchaser agent; Mont Blanc Capital Corp, as a committed purchaser and conduit purchaser; Arrow Electronics (UK) Limited, as agent servicer, an SPV servicer and an originator; Arrow Central Europe GMBH, as an agent servicer, an SPV servicer and an originator; Arrow Electronics Inc.; Arrow Electronics FC B.V., as subordinated lender; U.S.Bank Trustees Limited, as security trustee; and Elavon Financial Services DAC, as paying agent, together with the Annexes thereto (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 22, 2022).

10(m)(vii)

Amendment No. 4 to Receivables Transfer Agreement, dated as of January 27, 2023, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 4(d) to the company's Quarterly Report on the Form 10-Q for the quarter ended April 1, 2023).

10(m)(viii)

Omnibus Deed of Amendment No. 3 dated July 21, 2023, by and among Arrow EMEA Funding Corp B.V., as the SPV; BNP Paribas, as administrative agent and a purchaser agent; ING Belgium S.A./N.V., as a purchaser agent; U.S. Bank Trustees Limited, as security trustee; Arrow Electronics (UK) Limited, as collection account trustee, and Elavon Financial Services DAC, as paying agent, and Arrow Electronics Inc. as the parent; together with the Annexes thereto (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30,  2023).

10(m)(ix)

Amendment No. 6 to Receivables Transfer Agreement, dated as of February 08, 2024, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2024).

10(m)(x)

Amendment No. 7 to Receivables Transfer Agreement, dated as of October 31, 2024, by and among Arrow EMEA Funding Corp B.V., as the SPV, BNP Paribas, as administrative agent and a purchaser agent, ING Belgium S.A./N.V., as a purchaser agent, U.S. Bank Trustees Limited, as the security trustee, Elavon Financial Services DAC, as paying agent, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(l)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10(m)(xi)

Amendment No. 2 to the Master Framework Agreement, dated as of December 16, 2024, among Arrow EMEA Funding Corp B.V., as the SPV; BNP Paribas, as administrative agent, a purchaser agent and as a committed purchaser; Matchpoint Finance PLC, as a conduit purchaser; ING Belgium S.A./N.V., as a purchaser agent; Mont Blanc Capital Corp, as a committed purchaser; Arrow Electronics (UK) Limited, as an agent servicer; Arrow Central Europe GmbH, as SPV servicer and originator; U.S. Bank Trustees Limited, as security trustee; and Elavon Financial Services DAC, as paying agent, and Arrow Electronics Inc. as the parent (incorporated by reference to Exhibit 10(l)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10(n)+

Form of Indemnification Agreement between Arrow Electronics, Inc., and each of its directors and officers (incorporated by reference to Exhibit 10(m) to the company’s Annual Report on Form 10-K for the year ended December 31, 2022).

10(o)

Amended and Restated Limited Recourse Receivable Discounting Framework Agreement, dated as of November 19, 2024, by and among the Hong Kong and Shanghai Banking Corporation Limited, Arrow Electronics China Limited and Arrow/Components Agent Limited (incorporated by reference to Exhibit 10(n) to the company’s Annual Report on Form 10-K for the year ended December 31, 2024).

10(o)(i)*

Amended and Restated Limited Recourse Receivable Discounting Framework Agreement, dated as of November 19, 2025, by and among the Hong Kong and Shanghai Banking Corporation Limited, Arrow Electronics China Limited and Arrow/Components Agent Limited.

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2024).

21*	Subsidiary Listing.

23*	Consent of Independent Registered Public Accounting Firm.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.

+     : Indicates a management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date:	February 10, 2026	By:	/s/ Carine Jean-Claude
Carine Jean-Claude
Senior Vice President, Chief Legal Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ William F. Austen	Interim President and Chief Executive Officer	February 10, 2026
	William F. Austen	(principal executive officer)

By:	/s/ Rajesh K. Agrawal	Senior Vice President and Chief Financial Officer	February 10, 2026
	Rajesh K. Agrawal	(principal financial officer)

By:	/s/ Brandon Brewbaker	Vice President, Corporate FP&A, Chief Accounting Officer	February 10, 2026
	Brandon Brewbaker	(principal accounting officer)

By:	/s/ Steven H. Gunby	Chair of the Board of Directors	February 10, 2026
Steven H. Gunby

By:	/s/ Lawrence (Liren) Chen	Director	February 10, 2026
Lawrence (Liren) Chen

By:	/s/ Gail E. Hamilton	Director	February 10, 2026
Gail E. Hamilton

By:	/s/ Michael D. Hayford	Director	February 10, 2026
Michael D. Hayford

By:	/s/ Andrew C. Kerin	Director	February 10, 2026
Andrew C. Kerin

By:	/s/ Carol P. Lowe	Director	February 10, 2026
Carol P. Lowe

By:	/s/ Mary T. McDowell	Director	February 10, 2026
Mary T. McDowell

By:	/s/ Gerry P. Smith	Director	February 10, 2026
Gerry P. Smith