Form 10-Q
period 2026-04-04
ARROW ELECTRONICS, INC.
filed 2026-05-07
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

Yes ☐   No ☒

There were 51,133,946 shares of Common Stock outstanding as of April 30, 2026.

ARROW ELECTRONICS, INC.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
AI	Artificial Intelligence
Arrow	Arrow Electronics, Inc. and its subsidiaries, unless otherwise indicated
ASU	Accounting Standard Update
CODM	Chief Operating Decision Maker
The company	Arrow Electronics, Inc. and its subsidiaries, unless otherwise indicated
CTA	Foreign Currency Translation Adjustment
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
EMS	Electronics Manufacturing Services
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
Global Components	Global Components reportable segment
Global ECS	Global ECS reportable segment
IP&E	Interconnect, Passive and Electromechanical
IT	Information Technology
MSPs	Managed Service Providers
OEMs	Original Equipment Manufacturers
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers

* Terms used, but not defined, within the body of this Form 10-Q, including in the Consolidated Financial Statements and accompanying notes, are defined in this Glossary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended
	April 4,	March 29,
	2026	2025
Sales	$9,473,548	$6,814,017
Cost of sales	8,383,088	6,040,025
Gross profit	1,090,460	773,992
Operating expenses:
Selling, general, and administrative	656,141	562,316
Depreciation and amortization	36,053	35,810
Restructuring, integration, and other	36,664	17,313
	728,858	615,439
Operating income	361,602	158,553
Equity in earnings of affiliated companies	896	1,320
(Loss) gain on investments, net	(5,792)	140
Post-retirement expense	(962)	(622)
Interest and other financing expense, net	(48,484)	(56,182)
Income before income taxes	307,260	103,209
Provision for income taxes	71,230	23,345
Consolidated net income	236,030	79,864
Noncontrolling interests	924	144
Net income attributable to shareholders	$235,106	$79,720

Net income per share:
Basic	$4.58	$1.53
Diluted	$4.55	$1.51
Weighted-average shares outstanding:
Basic	51,321	52,266
Diluted	51,707	52,674

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended
	April 4,	March 29,
	2026	2025
Consolidated net income	$236,030	$79,864
Other comprehensive (loss) income:
Foreign currency translation adjustment and other, net of taxes	(61,382)	132,708
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	1,573	(5,952)
Loss on interest rate swaps designated as cash flow hedges, net of taxes	(442)	(419)
Post-retirement expense items, net of taxes	(102)	(362)
Other comprehensive (loss) income	(60,353)	125,975
Comprehensive income	175,677	205,839
Less: Comprehensive income attributable to noncontrolling interests	63	2,035
Comprehensive income attributable to shareholders	$175,614	$203,804

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	April 4,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$286,512	$306,467
Accounts receivable, net	25,961,193	19,738,666
Inventories	5,722,706	5,081,863
Other current assets	584,831	533,035
Total current assets	32,555,242	25,660,031
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	208,821	199,433
Machinery and equipment	1,722,427	1,715,415
	1,936,939	1,920,539
Less: Accumulated depreciation and amortization	(1,465,448)	(1,445,889)
Property, plant, and equipment, net	471,491	474,650
Investments in affiliated companies	59,226	59,315
Intangible assets, net	72,251	77,022
Goodwill	2,109,008	2,120,071
Other assets	686,752	687,049
Total assets	$35,953,970	$29,078,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,739,718	$17,383,796
Accrued expenses	1,434,256	1,461,261
Short-term borrowings, including current portion of long-term debt	113,371	341
Total current liabilities	26,287,345	18,845,398
Long-term debt	2,352,395	3,084,715
Other liabilities	498,509	489,326
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2026 and 2025
Issued - 56,007 and 55,838 shares in 2026 and 2025, respectively	56,007	55,838
Capital in excess of par value	595,704	586,993
Treasury stock (4,923 and 4,768 shares in 2026 and 2025, respectively), at cost	(511,106)	(483,571)
Retained earnings	6,787,198	6,552,092
Accumulated other comprehensive loss	(186,132)	(126,640)
Total shareholders’ equity	6,741,671	6,584,712
Noncontrolling interests	74,050	73,987
Total equity	6,815,721	6,658,699
Total liabilities and equity	$35,953,970	$29,078,138

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended
	April 4,	March 29,
	2026	2025
Cash flows from operating activities:
Consolidated net income:	$236,030	$79,864
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	36,053	35,810
Amortization of stock-based compensation	9,599	18,559
Equity in earnings of affiliated companies	(896)	(1,320)
Deferred income taxes	9,754	(5,841)
Loss (gain) on investments, net	5,871	(32)
Other	8,104	(678)
Change in assets and liabilities:
Accounts receivable, net	(6,280,326)	731,226
Inventories	(656,543)	(62,384)
Accounts payable	7,390,689	(251,057)
Accrued expenses	6,910	(79,683)
Other assets and liabilities	(65,493)	(112,785)
Net cash provided by operating activities	699,752	351,679
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(32,108)	(24,979)
Net cash used for investing activities	(32,108)	(24,979)
Cash flows from financing activities:
Change in short-term and other borrowings	2,681	180,616
Repayments of long-term bank borrowings, net	(623,096)	(464,223)
Proceeds from exercise of stock options	5,038	904
Repurchases of common stock	(33,292)	(59,413)
Net cash used for financing activities	(648,669)	(342,116)
Effect of exchange rate changes on cash	(38,930)	58,491
Net (decrease) increase in cash and cash equivalents	(19,955)	43,075
Cash and cash equivalents at beginning of period	306,467	188,807
Cash and cash equivalents at end of period	$286,512	$231,882

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2025	$55,838	$586,993	$(483,571)	$6,552,092	$(126,640)	$73,987	$6,658,699
Consolidated net income	—	—	—	235,106	—	924	236,030
Other comprehensive loss	—	—	—	—	(59,492)	(861)	(60,353)
Amortization of stock-based compensation	—	9,599	—	—	—	—	9,599
Shares issued for stock-based compensation awards	169	(888)	5,757	—	—	—	5,038
Repurchases of common stock	—	—	(33,292)	—	—	—	(33,292)
Balance at April 4, 2026	$56,007	$595,704	$(511,106)	$6,787,198	$(186,132)	$74,050	$6,815,721

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417

See accompanying notes.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying consolidated financial statements of Arrow were prepared in accordance with GAAP and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at, and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with Arrow’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, as filed in the company’s Annual Report on Form 10-K.

Quarter End

For 2026, the company is operating on a quarterly reporting calendar that closes on the Saturday following the end of the calendar month, except for the fourth quarter, which closes on December 31, 2026. The first quarter of 2026 includes the period from January 1, 2026, through April 4, 2026. There were 65 shipping days for the first quarter of 2026 and 61 shipping days for the first quarter of 2025.

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2025 (a)	$919,062	$1,201,009	$2,120,071
Foreign currency translation adjustment	(3,083)	(7,980)	(11,063)
Balance as of April 4, 2026 (a)	$915,979	$1,193,029	$2,109,008
(a)	The total carrying value of goodwill as of April 4, 2026 and December 31, 2025, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in the Global Components segment and $301.9 million was recorded in the Global ECS segment.

Intangible assets, net, are comprised of the following as of April 4, 2026:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,521	$(129,190)	$63,331
Amortizable trade name	46,000	(37,080)	8,920
	$238,521	$(166,270)	$72,251

Intangible assets, net, are comprised of the following as of December 31, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,743	$(125,910)	$66,833
Amortizable trade name	74,001	(63,812)	10,189
	$266,744	$(189,722)	$77,022

During the first quarter of 2026 and 2025, the company recorded amortization expense related to identifiable intangible assets of $4.8 million and $5.4 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	April 4,	December 31,
(thousands)	2026	2025
Marubun/Arrow	$44,352	$43,870
Other	14,874	15,445
	$59,226	$59,315

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Marubun/Arrow	$783	$908
Other	113	412
	$896	$1,320

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of April 4, 2026 and December 31, 2025.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 4,	December 31,
(thousands)	2026	2025
Accounts receivable	$26,107,072	$19,882,783
Allowance for credit losses	(145,879)	(144,117)
Accounts receivable, net	$25,961,193	$19,738,666

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward for the company’s allowance for credit losses:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Balance at beginning of period	$144,117	$116,445
Charged to income	4,510	6,278
Translation adjustments	(731)	1,368
Write-offs	(2,017)	(3,052)
Balance at end of period	$145,879	$121,039

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of April 4, 2026.

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

Sales of accounts receivable to Unaffiliated Financial Institutions under the EMEA asset securitization program:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
EMEA asset securitization, sales of accounts receivable	$471,479	$372,641

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other amounts related to the EMEA asset securitization program are set forth below:

	April 4,	December 31,
(thousands)	2026	2025
Receivables sold to Unaffiliated Financial Institutions that were uncollected	$376,435	$379,017
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	689,988	591,304

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 4, 2026, the company was in compliance with all such financial covenants.

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

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Sales of accounts receivable under the factoring programs	$248,194	$162,751

Other amounts under the company’s factoring programs:

	April 4,	December 31,
(thousands)	2026	2025
Receivables sold under the factoring programs that were uncollected	$173,530	$279,775

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of April 4, 2026, and December 31, 2025, the company had $1.2 billion and $1.3 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	April 4,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$110,368	$—
Other short-term borrowings	3,003	341
	$113,371	$341

The 7.50% senior debentures are not redeemable prior to their maturity.

The company has $400.0 million in uncommitted lines of credit. In February 2026, the company decreased the borrowing capacity on its uncommitted lines from $500.0 million to $400.0 million. There were no outstanding borrowings under the uncommitted lines of credit at April 4, 2026 and December 31, 2025. The maturity for borrowings is generally short term and is agreed upon with lenders at the time of each borrowing. The uncommitted lines of credit had a weighted-average effective interest rate of 4.08% and 4.37% at April 4, 2026 and December 31, 2025, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at April 4, 2026 and December 31, 2025. The commercial paper program had a weighted-average effective interest rate of 4.04% and 4.26% at April 4, 2026 and December 31, 2025, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt consists of the following:

	April 4,	December 31,
(thousands)	2026	2025
Revolving credit facility	$48,000	$—
North American asset securitization program	300,000	970,000
7.50% senior debentures, due January 2027	—	110,348
3.875% notes, due 2028	498,661	498,480
5.15% notes, due 2029	496,383	496,142
2.95% notes, due 2032	496,273	496,131
5.875% notes, due 2034	495,544	495,430
Other obligations with various interest rates and due dates	17,534	18,184
	$2,352,395	$3,084,715

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	April 4,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$—	$114,000
3.875% notes, due 2028	493,000	496,500
5.15% notes, due 2029	504,500	511,500
2.95% notes, due 2032	441,500	447,500
5.875% notes, due 2034	513,000	522,500

The carrying amount of the company’s other short-term borrowings, 7.50% senior debentures, due January 2027, revolving credit facility, North American asset securitization program and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in June 2030. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at April 4, 2026), which is based on the company’s credit ratings, or an effective interest rate of 4.77% and 5.01% at April 4, 2026 and December 31, 2025, respectively. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at April 4, 2026. The company had $48.0 million outstanding borrowings under the revolving credit facility at April 4, 2026 and no outstanding borrowings at December 31, 2025, respectively.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy-remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at April 4, 2026) and a credit spread adjustment of 0.10% or an effective interest rate of 4.16% at April 4, 2026. The effective interest rate was 4.19% at December 31, 2025. The facility fee is 0.40% of the total borrowing capacity.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company had $300.0 million and $970.0 million in outstanding borrowings under the North American asset securitization program at April 4, 2026 and December 31, 2025, respectively, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $3.1 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at April 4, 2026 and December 31, 2025, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of April 4, 2026, the company was in compliance with all such financial covenants.

Interest and dividend income of $21.0 million and $10.1 million for the first quarter of 2026 and 2025, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at April 4, 2026:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$15,563	$—	$—	$15,563
Equity investments (b)	Other assets	36,337	—	—	36,337
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	19,557	—	19,557
		$51,900	$19,557	$—	$71,457

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents assets measured at fair value on a recurring basis at December 31, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$11,412	$—	$—	$11,412
Equity investments (b)	Other assets	41,787	—	—	41,787
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	16,816	—	16,816
		$53,199	$16,816	$—	$70,015
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized losses of $3.1 million and $0.2 million for the first quarter of 2026 and 2025, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill, and identifiable intangible assets (refer to Note C “Goodwill and Intangible Assets”). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro and Indian Rupee. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and mitigate the impact of changes in foreign currency exchange rates related to these transactions. The company also uses foreign exchange contracts to hedge its net investments in foreign operations against future changes in exchange rates. Except for the net investment hedges, the foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at April 4, 2026 and December 31, 2025 was $1.1 billion.

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

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	April 4, 2026		December 31, 2025
January 2028	EUR	100,000	EUR	100,000
	EUR	100,000	EUR	100,000

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended
		April 4,	March 29,
(thousands)	Income Statement Line	2026	2025
Gain recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$671	$1,417
Interest rate swaps, cash flow hedge (b)	Interest Expense	581	550
		$1,252	$1,967
Gain Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$2,083	$(4,873)
		$2,083	$(4,873)

(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net.”
(b)	Represents amortization of derivative gains and losses on the termination of interest rate swaps.
(c)	Includes derivative gains excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of $0.4 million and $2.3 million for the first quarter of 2026 and 2025, respectively.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$31,085	$8,685
Other plans	2,091	1,301
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	540	3,749
Other charges	2,948	3,578
	$36,664	$17,313
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	Primarily related to employee severance and benefit costs. As of April 4, 2026, the accrued liabilities related to these costs totaled $13.8 million and substantially all accrued amounts are expected to be spent in cash within two years.

Operating Expense Efficiency Plan

On October 31, 2024, in response to evolving business needs and as part of an initiative to optimize operating expenses, the company announced a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or “the Plan”). The Plan is designed to improve operational efficiency through the following measures: (i) reorganizing and consolidating certain areas of the company’s operations to centralize functions and streamline resources, with a focus on more cost-efficient regions; (ii) enhancing warehouse and logistics operations; (iii) investing in IT to support automation and process improvements; (iv) consolidating the company’s global real estate footprint; (v) reducing third-party spending; and (vi) winding down certain non-core businesses that are not aligned with the company’s strategic objectives. The company expects to substantially complete the Plan by the end of fiscal year 2026, subject to, among other things, local legal and consultation requirements.

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $200.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $100.0 million of employee severance and other personnel cash expenditures; approximately $65.0 million of non-cash asset impairments, inventory (recoveries) write-downs and CTA write-offs related to the wind down of certain business operations; and approximately $35.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting, as they are not attributable to the individual reportable segments.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the costs related to the Operating Expense Efficiency Plan:

		Quarter Ended		Total Cost
		April 4,	March 29,	Incurred to
(thousands)	Income Statement Line	2026	2025	Date
Employee severance and benefit costs	Restructuring, integration, and other	$12,242	$6,754	$97,248
Inventory (recoveries) write-downs	Cost of sales	(2,248)	(2,467)	37,830
Business wind down costs (a)	Restructuring, integration, and other	8,567	-	13,211
Other costs (b)	Restructuring, integration, and other	10,276	1,931	36,987
		$28,837	$6,218	$185,276
(a)	Business wind down costs consist primarily of asset impairments and CTA write-offs.
(b)	Other costs consist primarily of consulting and other professional fees and early lease termination fees.

The following table presents the activity in the restructuring, integration, and other accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Business Wind Down Costs	Other Costs	Total
Balance at December 31, 2025	$51,247	$-	$-	$5,227	$56,474
Restructuring related charges	12,242	(2,248)	8,567	10,276	28,837
Asset write-offs and other non-cash activity	-	-	(8,567)	-	(8,567)
Cash (payments) receipts	(23,637)	2,248	-	(9,138)	(30,527)
Foreign currency translations	(956)	-	-	(40)	(996)
Balance at April 4, 2026	$38,896	$-	$-	$6,325	$45,221

Substantially all amounts accrued at April 4, 2026 related to the Operating Expense Efficiency Plan are expected to be paid in cash within two years.

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

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended
	April 4,	March 29,
(thousands except per share data)	2026	2025
Net income attributable to shareholders	$235,106	$79,720
Weighted-average shares outstanding - basic	51,321	52,266
Net effect of dilutive stock-based compensation awards	386	408
Weighted-average shares outstanding - diluted	51,707	52,674
Net income per share:
Basic	$4.58	$1.53
Diluted (a)	$4.55	$1.51

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	121	86

Note K – Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in Accumulated other comprehensive (loss) income, excluding noncontrolling interests:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Foreign Currency Translation Adjustment and Other:
Other comprehensive (loss) income before reclassifications (a)	$(69,530)	$130,616
Amounts reclassified into income	9,009	201
Gain (loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications (b)	2,083	(4,873)
Amounts reclassified into income	(510)	(1,079)
Loss on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into income	(442)	(419)
Post-retirement Expense Items, Net:
Amounts reclassified into income	(102)	(362)
Net change in Accumulated other comprehensive (loss) income	$(59,492)	$124,084
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $0.1 million and $12.7 million for the first quarter of 2026 and 2025, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2025	55,838	4,768	51,070
Shares issued for stock-based compensation awards	169	(57)	226
Repurchases of common stock	—	212	(212)
Common stock outstanding at April 4, 2026	56,007	4,923	51,084

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867

Share Repurchase Program

The following table shows the company’s share repurchase program as of April 4, 2026:

Approximate
Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$852,113	$147,887

The company repurchased 0.2 million shares and 0.5 million shares of its common stock for $25.0 million and $49.9 million in the first quarter of 2026 and 2025, respectively, under the company’s share repurchase program, excluding excise taxes. The accrual for excise tax is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares. The company’s share repurchase program does not have an expiration date.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note L – Contingencies

Environmental Matters

The company has accrued liabilities of $25.3 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination, which ended prior to 2000, related to activities of certain subsidiaries. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.6 million and $89.7 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs are estimated to be between $4.8 million and $16.5 million at the Huntsville site and between $20.5 million and $37.8 million at the Norco site.

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

To date, the company has recovered approximately $157.4 million from certain insurance carriers and other responsible parties related to environmental clean-up matters at these sites and continues to pursue additional recoveries from one insurer related solely to the Huntsville site. The company has not recorded a receivable for any potential future insurance recoveries.

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

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, labor, product, intellectual property, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note M – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process, management reporting structure, the basis on which management compensation is determined, information presented to the Board of Directors, and similarities such as the nature of products, technology and other shared resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within Global Components and Global ECS based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Sales:
Components:
Americas	$2,312,147	$1,568,570
EMEA	1,765,179	1,340,001
Asia/Pacific	2,563,009	1,869,151
Global Components	$6,640,335	$4,777,722

ECS:
Americas	$1,185,050	$909,903
EMEA	1,648,163	1,126,392
Global ECS	$2,833,213	$2,036,295
Total	$9,473,548	$6,814,017

Sales by country are as follows:

	Quarter Ended
	April 4,	March 29,
(thousands)	2026	2025
Sales:
China and Hong Kong	$1,171,786	$925,892
Germany	1,019,962	717,332
Other	3,982,504	2,859,350
Total foreign	$6,174,252	$4,502,574
United States	3,299,296	2,311,443
Total	$9,473,548	$6,814,017

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by segment are as follows:

	Quarter Ended
	April 4, 2026
(thousands)	Global Components	Global ECS	Total
Sales	$6,640,335	$2,833,213	$9,473,548
Cost of sales	5,833,587	2,549,501	8,383,088
Gross profit	806,748	283,712	1,090,460
Gross profit margin	12.1%	10.0%	11.5%
Segment operating expenses (a)	443,228	179,974	623,202
Segment operating income (b) (c)	$363,520	$103,738	$467,258
Segment operating income margin	5.5%	3.7%	4.9%
Reconciliation of segment operating income
Corporate operating expenses (d)			(105,656)
Consolidated operating income			$361,602
Equity in earnings of affiliated companies			896
Loss on investments, net			(5,792)
Post-retirement expense			(962)
Interest and other financing expense, net			(48,484)
Consolidated income before taxes			$307,260

	Quarter Ended
	March 29, 2025
(thousands)	Global Components	Global ECS	Total
Sales	$4,777,722	$2,036,295	$6,814,017
Cost of sales	4,222,777	1,817,248	6,040,025
Gross profit	554,945	219,047	773,992
Gross profit margin	11.6%	10.8%	11.4%
Segment operating expenses (a)	383,560	141,733	525,293
Segment operating income (b) (c)	$171,385	$77,314	$248,699
Segment operating income margin	3.6%	3.8%	3.6%
Reconciliation of segment operating income
Corporate operating expenses (d)			(90,146)
Consolidated operating income			$158,553
Equity in earnings of affiliated companies			1,320
Gain on investments, net			140
Post-retirement expense			(622)
Interest and other financing expense, net			(56,182)
Consolidated income before taxes			$103,209

(a)	Segment operating expenses primarily include employee-related expenses and depreciation and amortization.
(b)	Global ECS gross profit margin decreased during the first quarter of 2026 compared with the year-earlier period primarily due to a $21.7 million loss related to underperformance of a certain non-cancellable multi-year purchase obligation.
(c)	Global Components operating income includes recoveries of $2.2 million and $2.5 million in inventory write-downs related to the wind down of a business for the first quarter of 2026 and 2025, respectively.
(d)	Corporate unallocated operating expenses includes restructuring, integration, and other charges of $36.7 million and $17.3 million for the first quarter of 2026 and 2025, respectively. Refer to Note I – “Restructuring, Integration, and Other”.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets, by segment, are as follows:

	April 4,	December 31,
(thousands)	2026	2025
Total assets:
Global Components	$28,970,802	$21,222,941
Global ECS	6,628,098	7,355,089
Total segment assets	$35,598,900	$28,578,030
Other assets (a)	355,070	500,108
Consolidated assets	$35,953,970	$29,078,138
(a)	Other assets include Corporate unallocated assets.

Long-lived assets by country are as follows:

	April 4,	December 31,
(thousands)	2026	2025
Long-lived assets:
France	$99,146	$100,493
Netherlands	75,336	79,339
Other	226,834	233,740
Total foreign	$401,316	$413,572
United States	302,461	309,901
Total	$703,777	$723,473

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions or changes, including those that may occur in connection with recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; impacts of military conflict and sanctions; political instability and changes; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; disruptions, shortages, or inefficiencies in the supply chain; non-compliance with certain laws, regulations, or executive orders, such as trade, export, antitrust, and anti-corruption laws, or regulatory restrictions relating to the company or its subsidiaries or the permissibility of third-parties to transact therewith; the inability to realize sufficient sales to cover non-cancellable purchase obligations under certain ECS distribution agreements; management transitions, including the company’s search for a permanent CEO; the incurrence of unanticipated charges or failure to realize contemplated cost savings in connection with the Operating Expense Efficiency Plan; changes in product supply, pricing, and customer demand; increased profit-margin pressure resulting from industry conditions, competition, or other factors; changes in relationships with key suppliers; other vagaries in the Global Components and the Global ECS markets; changes to applicable laws, regulations, executive orders, or rules relating to government contractors and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; commercial disputes, patent infringement claims, product liability lawsuits, or other legal proceedings; foreign tax and other loss contingencies; failure, disruption, or compromise of the company’s information systems or those of a third-party service provider, including unauthorized use or disclosure of company, supplier, or customer information; outbreaks, epidemics, pandemics, or public health crises; the effects of natural or man-made catastrophic events; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales,” “Gross Profit,” “Operating Expenses,” “Operating Income,” “Income Tax,” and “Net Income Attributable to Shareholders.” Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory recoveries related to the wind down of businesses within Global Components (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization; restructuring, integration, and other; and impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization; restructuring, integration, and other; and impact of wind down to inventory.

●	Non-GAAP effective tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization; restructuring, integration, and other; impact of wind down to inventory; (loss) gain on investments, net, and tax adjustments related to wind down of a business.

Management believes that providing this additional information is useful to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other” refer to the similarly captioned sections of this item below.

Key Business Metrics

Management uses gross billings as an operational metric to monitor the operating performance of Global ECS, including performance by geographic region, as it provides meaningful supplemental information in evaluating the overall performance of the Global ECS business. The company uses this key metric to develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. Gross billings represent amounts invoiced to customers for goods and services during a specified period and does not include the impact of recording sales on a net basis or sales adjustments, such as trade discounts and other allowances. Refer to Note 1 - “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion of the company’s revenue recognition policies. The use of gross billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue.

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

The company has two reportable segments, Global Components and Global ECS. Global Components, enabled by an extensive portfolio of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. Global ECS is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. Global ECS offers broad market access, extensive supplier relationships, scale, and value-added solutions to enable its VARs and MSPs to meet the needs of their end-users. For the first quarter of 2026, approximately 70% and 30% of the company’s sales were from Global Components and Global ECS, respectively.

The company’s strategic initiatives include:

Global Components:

●	Shifting toward an increased mix of higher-margin value-added services, including engineering, integration and supply chain services by offering procurement, logistics, warehousing, and insights from data analytics, which generally leads to longer and more profitable relationships with the company’s suppliers and customers.

●	Striving to further penetrate the market for IP&E, which tends to be a margin-accretive segment of the broader available market.

Global ECS:

●	Enabling customer cloud-based solutions through ArrowSphere, the company’s cloud marketplace and management platform, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere includes an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.

●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms, and other services on behalf of certain suppliers.

Executive Summary

	Quarter Ended
	April 4,	March 29,
(millions except per share data)	2026	2025	Change
Consolidated sales	$9,474	$6,814	39.0%
Global Components sales	$6,640	$4,778	39.0%
Global ECS sales	$2,833	$2,036	39.1%
Gross profit margin	11.5%	11.4%	10	bps
Non-GAAP gross profit margin	11.5%	11.3%	20	bps
Operating income	$362	$159	128.1%
Operating income margin	3.8%	2.3%	150	bps
Non-GAAP operating income	$401	$179	124.2%
Non-GAAP operating income margin	4.2%	2.6%	160	bps
Net income attributable to shareholders	$235	$80	194.9%
Earnings per share attributable to shareholders - diluted	$4.55	$1.51	201.3%
Non-GAAP net income attributable to shareholders	$270	$95	185.0%
Non-GAAP earnings per share attributable to shareholders - diluted	$5.22	$1.80	190.0%

The sum of sales by reportable segments may not agree to consolidated sales, as presented, due to rounding.

During the first quarter of 2026, changes in foreign currencies increased sales by approximately $273.5 million, operating income by $6.9 million, and earnings per share on a diluted basis by $0.07 compared to the year-earlier period.

Business environment and other trends:

●	In the first quarter of 2026, the company continued to experience stronger demand trends as a result of sustained market strength in all regions within Global Components. As the market strength continues, the company is prioritizing profitable growth through careful management of mix, costs, and working capital and aligning investments with the pace of demand. Given the geopolitical and economic uncertainty, the company cannot currently predict whether this trend will continue or how it may impact future quarters.
●	In the first quarter of 2026, Global Components and Global ECS benefitted from increased demand related to AI, due to widespread rapid expansion of AI infrastructure. This increased demand is contributing to pockets of constrained inventory and extended lead times. The company expects the AI demand trend to continue in the coming quarters, but results will depend on future developments that are highly uncertain and cannot be predicted with confidence.
●	Within Global ECS, the company entered into certain non-cancellable multi-year purchase obligations through 2032, designating it as the exclusive partner for certain products and granting it the right to sell a broad set of IT solutions. In the first quarter of 2026, the company recorded a loss due to lower profit expectations on a certain underperforming contract which negatively impacted gross profit margins. The company is committed to focusing on optimizing, enhancing and scaling these offerings. Due to the length and expected variability in the margins related to these contracts, the long-term performance of the agreements cannot be reasonably estimated at this time, and the company is anticipating there could be additional losses in the coming quarters on certain agreements.
●	The company’s global business continues to face uncertainty around ongoing developments related to U.S. and foreign tariff policies and is continuing to evaluate and further implement mitigating actions, including supply chain optimization and improved solutions around processing tariffs. Global Components continues to see a marginal increase in revenue and cost of sales due to price increases. Given the uncertain and evolving nature of U.S. and foreign tariff policies, the company cannot currently predict whether this trend will continue or how it may impact future quarters. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by reportable segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Consolidated sales, as reported	$9,474	$6,814	39.0%
Impact of changes in foreign currencies	—	274
Non-GAAP consolidated sales	$9,474	$7,088	33.7%

Global Components sales, as reported	$6,640	$4,778	39.0%
Impact of changes in foreign currencies	—	155
Non-GAAP Global Components sales	$6,640	$4,932	34.6%

Global ECS sales, as reported	$2,833	$2,036	39.1%
Impact of changes in foreign currencies	—	119
Non-GAAP Global ECS sales	$2,833	$2,155	31.5%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable segment sales by geographic region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended
	April 4,		March 29,
	2026		2025
(millions)	Sales	% of Sales	Sales	% of Sales	Change
Americas Components sales	$2,312	24.4%	$1,569	23.0%	47.4%
EMEA Components sales	1,765	18.6%	1,340	19.8%	31.7%
Asia/Pacific Components sales	2,563	27.1%	1,869	27.3%	37.1%
Global Components sales	$6,640	70.1%	$4,778	70.1%	39.0%

Americas ECS sales	$1,185	12.5%	$910	13.4%	30.2%
EMEA ECS sales	1,648	17.4%	1,126	16.5%	46.3%
Global ECS sales	$2,833	29.9%	$2,036	29.9%	39.1%
Consolidated sales	$9,474	100.0%	$6,814	100.0%	39.0%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

The increase in Global Components sales compared to the year-earlier period, was primarily due to increased demand related to sustained market strength and AI related growth, most notably in the following verticals:

●	aerospace and defense, industrial, and transportation in the Americas region;
●	industrial, transportation, and aerospace and defense in the EMEA region; and
●	computing, industrial, consumer, and networking and communications in the Asia/Pacific region.

The increase in Global ECS sales compared to the year-earlier period, was primarily attributable to growth across most major technologies, most notably, cloud-based solutions and infrastructure software. Additionally, as a result of the timing of the quarter end, the first quarter of 2026 included four extra shipping days compared to the first quarter of 2025, which increased Global ECS sales.

The increase in consolidated sales compared to the year-earlier period was also impacted by changes in foreign currencies relative to the U.S. dollar.

Gross Billings

Following is an analysis of gross billings by geographic region for Global ECS:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Americas ECS gross billings	$2,960	$2,308	28.2%
EMEA ECS gross billings	3,474	2,331	49.0%
Global ECS gross billings	$6,433	$4,639	38.7%

The sum of the components for Global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s gross profit by reportable segment:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Consolidated gross profit, as reported	$1,090	$774	40.9%
Impact of wind down to inventory	(2)	(2)
Impact of changes in foreign currencies	—	33
Non-GAAP consolidated gross profit	$1,088	$804	35.3%
Consolidated gross profit as a percentage of sales, as reported	11.5%	11.4%	10	bps
Non-GAAP consolidated gross profit as a percentage of sales	11.5%	11.3%	20	bps

Global Components gross profit, as reported	$807	$555	45.4%
Impact of wind down to inventory	(2)	(2)
Impact of changes in foreign currencies	—	18
Non-GAAP Global Components gross profit	$805	$570	41.1%
Global Components gross profit as a percentage of sales, as reported	12.1%	11.6%	50	bps
Non-GAAP Global Components gross profit as a percentage of sales	12.1%	11.6%	50	bps

Global ECS gross profit, as reported	$284	$219	29.5%
Impact of changes in foreign currencies	—	15
Non-GAAP Global ECS gross profit	$284	$234	21.3%
Global ECS gross profit as a percentage of sales, as reported	10.0%	10.8%	(80)	bps
Non-GAAP Global ECS gross profit as a percentage of sales	10.0%	10.8%	(80)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global Components gross profit margins increased during the first quarter of 2026, compared with the year-earlier period, driven by changes in sales discussed above. Global Components supply chain services offerings continued to have a positive impact on gross profit margins.

Global ECS gross profit margins decreased during 2026, compared with the year-earlier period, due to supplier mix and a $21.7 million loss related to underperformance of a certain non-cancellable multi-year purchase obligation.

Operating Expenses

Following is an analysis of the company’s operating expenses as of:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Consolidated operating expenses, as reported	$729	$615	18.4%
Identifiable intangible asset amortization	(5)	(5)
Restructuring, integration, and other	(37)	(17)
Impact of changes in foreign currencies	—	24
Non-GAAP consolidated operating expenses	$687	$617	11.4%
Consolidated operating expenses as a percentage of sales	7.7%	9.0%	(130)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	7.3%	8.7%	(140)	bps

Global Components operating expenses, as reported	$443	$384	15.6%
Identifiable intangible asset amortization	(4)	(4)
Impact of changes in foreign currencies	—	14
Non-GAAP Global Components operating expenses	$439	$394	11.6%
Global Components operating expenses as a percentage of sales	6.7%	8.0%	(130)	bps
Non-GAAP Global Components operating expenses as a percentage of non-GAAP sales	6.6%	8.0%	(140)	bps

Global ECS operating expenses, as reported	$180	$142	27.0%
Identifiable intangible asset amortization	(1)	(1)
Impact of changes in foreign currencies	—	10
Non-GAAP Global ECS operating expenses	$179	$150	19.0%
Global ECS operating expenses as a percentage of sales	6.4%	7.0%	(60)	bps
Non-GAAP Global ECS operating expenses as a percentage of non-GAAP sales	6.3%	7.0%	(70)	bps

Corporate operating expenses, as reported	$106	$90	17.2%
Restructuring, integration, and other	(37)	(17)
Non-GAAP corporate operating expenses	$69	$73	(5.3)%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

Operating expenses increased during the first quarter of 2026 compared to the year-earlier period, primarily due to an increase in:

●	Global Components primarily due to increased employee related costs and higher sales incentives, in line with the increase in sales discussed above;

●	Global ECS primarily due to increased employee related costs, higher sales incentives, in line with the increase in sales discussed above, and costs to expand the business related to the multi-year non-cancellable purchase obligations discussed above;

●	corporate operating expenses primarily due to an increase in restructuring, integration and other charges (see discussion below) and an increase in employee related costs, partially offset by timing of stock-based compensation expense mainly due to certain awards granted in the current year; and

●	changes in foreign currencies relative to the U.S. dollar.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$31	$9
Other plans	2	1
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	1	4
Other charges	3	3
Total	$37	$17

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of April 4, 2026, the accrued liabilities related to these costs totaled $13.8 million and substantially all accrued amounts are expected to be spent in cash within two years.

Operating Expense Efficiency Plan

On October 31, 2024, in response to evolving business needs and as part of an initiative to optimize operating expenses, the company announced a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or “the Plan”). The Plan is designed to improve operational efficiency through the following measures: (i) reorganizing and consolidating certain areas of the company’s operations to centralize functions and streamline resources, with a focus on more cost-efficient regions; (ii) enhancing warehouse and logistics operations; (iii) investing in IT to support automation and process improvements; (iv) consolidating the company’s global real estate footprint; (v) reducing third-party spending; and (vi) winding down certain non-core businesses that are not aligned with the company’s strategic objectives. The company expects to substantially complete the Plan by the end of fiscal year 2026, subject to, among other things, local legal and consultation requirements.

Under the Plan, the company anticipates to incur pre-tax restructuring charges of approximately $200.0 million. While the composition of these costs will continue to evolve over time, the company currently expects to incur approximately $100.0 million of employee severance and other personnel cash expenditures; approximately $65.0 million of non-cash asset impairments, inventory (recoveries) write-downs and CTA write-offs related to the wind down of certain business operations; and approximately $35.0 million of other related cash expenditures. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, restructuring, integration, and related costs are included in the corporate line item for management and segment reporting as they are not attributable to the individual reportable segments.

As a result of the Plan, the company expects to reduce annual operating expenses by approximately $90.0 million to $100.0 million by the end of fiscal year 2026. The company is reinvesting a portion of these savings into various strategic initiatives as well as variable costs to support sales growth. The estimates of charges or savings related to the Plan could differ materially from actual charges or savings recognized.

Refer to Note I, “Restructuring, Integration, and Other” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Operating Income

Following is an analysis of the company’s operating income by reportable segment:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Consolidated operating income, as reported	$362	$159	128.1%
Identifiable intangible asset amortization	5	5
Restructuring, integration, and other	37	17
Impact of wind down to inventory	(2)	(2)
Non-GAAP consolidated operating income	$401	$179	124.2%
Consolidated operating income as a percentage of sales	3.8%	2.3%	150	bps
Non-GAAP consolidated operating income as a percentage of sales	4.2%	2.6%	160	bps

Global Components operating income, as reported	$364	$171	112.1%
Identifiable intangible asset amortization	4	4
Impact of wind down to inventory	(2)	(2)
Non-GAAP Global Components operating income	$365	$173	110.6%
Global Components operating income as a percentage of sales	5.5%	3.6%	190	bps
Non-GAAP Global Components operating income as a percentage of sales	5.5%	3.6%	190	bps

Global ECS operating income, as reported	$104	$77	34.2%
Identifiable intangible asset amortization	1	1
Non-GAAP Global ECS operating income	$105	$78	33.8%
Global ECS operating income as a percentage of sales	3.7%	3.8%	(10)	bps
Non-GAAP Global ECS operating income as a percentage of sales	3.7%	3.8%	(10)	bps

The sum of the components for non-GAAP operating income may not agree to totals, as presented, due to rounding.

The sum of the components of consolidated operating income do not agree to totals, as presented, because unallocated corporate amounts are not included in the table above. Refer to Note M “Segment and Geographic Information” of the Notes to the Consolidated Financial Statements for further discussion.

The increase in consolidated operating income as a percentage of sales for the first quarter of 2026 compared to the year-earlier period relates primarily to the changes in sales and gross profit margins discussed above.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025
Interest and other financing expense, net	$(48)	$(56)

The decrease in interest and other financing expenses, net for the first quarter of 2026 compared to the year-earlier period is primarily related to reduced interest cost as a result of additional cash within cash pooling accounts. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended
	April 4,	March 29,
	2026	2025
Effective income tax rate	23.2%	22.6%
Identifiable intangible asset amortization	0.1%	0.1%
Restructuring, integration, and other	(0.1)%	0.2%
Loss on investments, net	(0.1)%	—%
Impact of wind down to inventory	(0.1)%	—%
Non-GAAP effective income tax rate	23.0%	22.9%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year change in the effective tax rate for 2026 was primarily driven by a shift in jurisdictional mix of earnings, the impact of foreign currency exchange rate fluctuations in certain locations, the tax treatment of stock-based compensation, and adjustments to reserves for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company does not expect the OBBBA to have a material impact on its effective tax rate.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025
Net income attributable to shareholders, as reported	$235	$80
Identifiable intangible asset amortization*	5	5
Restructuring, integration, and other	37	17
Loss on investments, net	6	—
Impact of wind down to inventory	(2)	(2)
Tax effect of adjustments above	(10)	(5)
Non-GAAP net income attributable to shareholders	$270	$95

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

* For the first quarter of 2025, identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interests.

The increase in net income attributable to shareholders in the first quarter of 2026 compared to the year-earlier period relates primarily to changes in sales and gross margins as discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at approximately $3.2 billion in addition to $286.5 million of cash on hand at April 4, 2026. The company also may issue debt or equity securities in the future, and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	April 4,	December 31,
(millions)	2026	2025	Change
Working capital	$6,944	$7,437	$(493)
Cash and cash equivalents	287	306	(19)
Short-term debt	113	—	113
Long-term debt	2,352	3,085	(733)

Working Capital

The company maintains a significant investment in working capital, which the company defines as accounts receivable, net, plus inventories less accounts payable. The decrease in working capital during the first quarter of 2026, compared to the year-earlier period, was primarily attributable to the timing of settlements, most notably within the Global Components supply chain services offerings. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements. The decrease in working capital is partially offset by higher inventory purchases to support future growth.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 18.3% for the first quarter of 2026, compared to 23.3% in the year-earlier period. The decrease in working capital as a percentage of sales was primarily due to increased sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At April 4, 2026 and December 31, 2025, the company had cash and cash equivalents of $286.5 million and $306.5 million, respectively, of which $264.2 million and $241.6 million, respectively, were held outside the United States.

The company has $5.7 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.2 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of April 4, 2026.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	April 4,	December 31,
(millions)	Capacity	2026	2025
North American asset securitization program	$1,500	$300	$970
Revolving credit facility	2,000	48	—
Commercial paper program (a)	1,200	—	—
Uncommitted lines of credit	400	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Quarter Ended		Effective Interest Rate
	April 4,	March 29,	April 4,	March 29,
(millions)	2026	2025	2026	2025
North American asset securitization program	$772	$552	4.16%	4.82%
Revolving credit facility	46	1	4.77%	5.47%
Commercial paper program	351	348	4.04%	4.79%
Uncommitted lines of credit	166	263	4.08%	4.82%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first quarter of 2026 and 2025, the average daily balance outstanding under the EMEA asset securitization program was $347.5 million and $307.9 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
Uncommitted lines of credit	Decrease in Capacity	February 2026	$100
4.00% notes, due April 2025	Repaid	April 2025	$350

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Quarter Ended
	April 4,	March 29,
(millions)	2026	2025	Change
Net cash provided by operating activities	$700	$352	$348
Net cash used for investing activities	(32)	(25)	(7)
Net cash used for financing activities	(649)	(342)	(307)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first quarter of 2026 and 2025 was $699.8 million and $351.7 million, respectively. The change in cash provided by operating activities during 2026, compared to the year-earlier period, relates primarily to changes in income from operations and timing of settlement of accrued expenses and other assets and liabilities. The fluctuations in both “Accounts receivable, net” and “Accounts payable” are primarily related to the Global Components supply chain services offerings and are typically correlated as the company acts as an intermediary in the transaction and remits payments to the supplier upon receipt from the customer. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements.

Cash Flows from Investing Activities

The net amount of cash used for investing activities for the first quarter of 2026 and 2025 was $32.1 million and $25.0 million, respectively. The change in cash used for investing activities compared to the year-earlier period remained flat.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first quarter of 2026 and 2025 was $648.7 million and $342.1 million, respectively. The change in cash used for financing activities relates primarily due to an increase in repayments of long-term borrowings, net in 2026.

Capital Expenditures

Capital expenditures for the first quarter of 2026 and 2025 were $32.1 million and $25.0 million, respectively. The company expects capital expenditures to be approximately $100.0 million for fiscal year 2026.

Share Repurchase Program

The company repurchased 0.2 million shares of its common stock for $25.0 million and 0.5 million shares of its common stock for $49.9 million in the first quarter of 2026 and 2025, respectively, under its share repurchase program, excluding excise taxes. As of April 4, 2026, approximately $147.9 million remained available for repurchase under the share repurchase program. The share repurchase authorization does not have an expiration date and the pace of the repurchase activity will depend on factors such as the company’s working capital needs, cash requirements for acquisitions, debt repayment obligations or repurchases of debt, share price, and economic and market conditions. The share repurchase program may be accelerated, suspended, delayed, or discontinued at any time subject to the approval of the company’s Board of Directors.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, purchase obligations, operating leases, and other sources and uses of capital that are summarized in the sections titled “Contractual Obligations” and “Additional Capital Requirements and Sources” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of April 4, 2026, the company had purchase obligations of $26.0 billion, which represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities with $13.8 billion expected to be paid in the nine months of 2026, $4.0 billion in 2027, $2.5 billion in 2028, $2.0 billion in 2029, $1.6 billion in 2030, and $1.2 billion in 2031.

With the exception of the item noted above, there were no other material changes to “Contractual Obligations” and “Additional Capital Requirements and Sources” of the company as of April 4, 2026.

Critical Accounting Estimates

The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the company to make significant estimates and judgments that have had or are reasonably likely to have a material impact on the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company has established detailed policies and control procedures intended to ensure the appropriateness of such estimates and assumptions and their consistent application from period to period. The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to the company’s critical accounting estimates for the quarter ended April 4, 2026. For more information, refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 4, 2026, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 4, 2026 (the “Evaluation”). Based upon the Evaluation, the company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of April 4, 2026.

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

Item 1A. Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended April 4, 2026:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share	Program	Programs (a) (b)
January 1 through January 31, 2026	-	$-	-	$172,870
February 1 through February 28, 2026	159,822	156.42	159,822	147,887
March 1 through April 4, 2026	-	-	-	147,887
	159,822		159,822
(a)	Average price paid per share excludes 1% excise tax on share repurchases.
(b)	The company’s share repurchase program does not have an expiration date. As of April 4, 2026, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $852.1 million has been utilized, and the $147.9 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Amendment to the Company’s Executive Severance Policy

On May 5, 2026, the Compensation Committee of the company’s Board of Directors (the “Compensation Committee”) approved an amendment and restatement of the company’s Executive Severance Policy (“severance policy”), which provides for severance benefits to certain employees of the company in connection with a qualifying termination of employment, including each of the company’s currently employed named executive officers other than William F. Austen and Eric C. Nowak. The severance policy was updated to provide that outstanding equity awards held by participants whose employment is terminated by the company without “cause” (as defined in the severance policy) will be treated as if the participant experienced a “Retirement” for purposes of the applicable award agreements and, accordingly, will continue to vest in accordance with their original vesting schedules following such participant’s termination of employment until such awards are fully vested, based on actual performance with respect to performance-based awards and, beginning with awards granted in 2026, prorated in the case of any awards granted in the year in which the participant’s separation occurs. The severance policy was also revised to extend the post-termination exercise period for stock options described above from ninety days to seven years or, if earlier, the original expiration date.

In addition, on May 5, 2026, the Compensation Committee approved updates to its administrative guidelines applicable to outstanding equity awards held by separating employees to provide that (i) outstanding equity awards held by participants in the severance policy who are eligible for early retirement under the company’s policies but have not yet reached normal retirement age will continue to vest in accordance with their original vesting schedules following such participant’s termination of employment without cause until such awards are fully vested, based on actual performance with respect to performance-based awards, and (ii) beginning with awards granted in 2026, any equity awards granted to an employee in the year of such employee’s “Retirement” (as defined in the applicable award agreement) will continue to vest on a prorated basis, rather than in full. The Compensation Committee also approved updates to the company’s Form of Retirement Agreement applicable to members of the executive committee who are eligible to participate in the severance policy, providing that members of the company’s executive committee who voluntarily retire after meeting the requirements for either early retirement or normal retirement under the company’s policies, including each of the company’s currently employed named executive officers other than William F. Austen and Eric C. Nowak, will be eligible to receive a prorated bonus for the year in which their retirement occurs, based on actual performance, as well as any earned but unpaid bonus for the prior year.

Trading Arrangements

During the quarter ended April 4, 2026, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)+*	Form of Restricted Stock Unit Award Agreement to Members of the Executive Committee.

10(b)+*	Form of Performance Stock Unit Award Agreement to Members of the Executive Committee.

10(c)+*	Form of Performance Stock Unit Award Agreement for Certain Grants to Members of the Executive Committee.

10(d)+*	Arrow Electronics, Inc. Executive Severance Policy adopted and effective May 5, 2026.

10(e)+*	Form of Separation and Release Agreement: Not Retirement Eligible.

10(f)+*	Form of Separation and Release Agreement: Retirement Eligible.

10(g)+*	Form of Retirement Agreement.

10(h)+*	Form of First Amendment to the Executive Change in Control Retention Agreement.

10(i)+*	Form of Executive Change in Control Retention Agreement.

10(j)+*	First Amendment to the Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.

+     : Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 7, 2026	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Brandon Brewbaker
Brandon Brewbaker
Vice President, Corporate FP&A and Chief Accounting Officer