Form 10-Q
period 2026-07-04
ARROW ELECTRONICS, INC.
filed 2026-08-06
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

Yes ☐   No ☒

There were 50,905,423 shares of Common Stock outstanding as of July 30, 2026.

ARROW ELECTRONICS, INC.

ARROW ELECTRONICS, INC.

Glossary of Selected Abbreviated Terms*

Abbreviated Term	Defined Term
AFC	Arrow Electronics Funding Corporation
AI	Artificial Intelligence
Arrow or the company	Arrow Electronics, Inc. and its subsidiaries, unless otherwise indicated
ASU	Accounting Standard Update
CODM	Chief Operating Decision Maker
CTA	Foreign Currency Translation Adjustment
ECS	Enterprise Computing Solutions
EMEA	Europe, the Middle East, and Africa
EMS	Electronics Manufacturing Services
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
Global Components	Global Components reportable segment
Global ECS	Global ECS reportable segment
IP&E	Interconnect, Passive and Electromechanical
IT	Information Technology
MSPs	Managed Service Providers
OEMs	Original Equipment Manufacturers
SOFR	Secured Overnight Financing Rate
U.S. or United States	United States of America
VARs	Value-Added Resellers

* Terms used, but not defined, within the body of this Form 10-Q, including in the Consolidated Financial Statements and accompanying notes, are defined in this Glossary.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Sales	$9,992,237	$7,579,947	$19,465,785	$14,393,964
Cost of sales	8,867,028	6,731,290	17,250,116	12,771,315
Gross profit	1,125,209	848,657	2,215,669	1,622,649
Operating expenses:
Selling, general, and administrative	688,138	600,990	1,344,279	1,163,306
Depreciation and amortization	35,599	35,162	71,652	70,972
Restructuring, integration, and other	24,139	21,919	60,803	39,232
	747,876	658,071	1,476,734	1,273,510
Operating income	377,333	190,586	738,935	349,139
Equity in earnings (losses) of affiliated companies	2,065	(659)	2,961	661
Gain on investments, net	12,044	103,976	6,252	104,116
Post-retirement expense	(999)	(664)	(1,961)	(1,286)
Interest and other financing expense, net	(37,297)	(60,283)	(85,781)	(116,465)
Income before income taxes	353,146	232,956	660,406	336,165
Provision for income taxes	80,311	45,934	151,541	69,279
Consolidated net income	272,835	187,022	508,865	266,886
Noncontrolling interests	124	(727)	1,048	(583)
Net income attributable to shareholders	$272,711	$187,749	$507,817	$267,469

Net income per share:
Basic	$5.32	$3.62	$9.90	$5.14
Diluted	$5.26	$3.59	$9.81	$5.09
Weighted-average shares outstanding:
Basic	51,306	51,856	51,314	52,057
Diluted	51,867	52,342	51,787	52,504

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Consolidated net income	$272,835	$187,022	$508,865	$266,886
Other comprehensive income (loss):
Foreign currency translation adjustment and other, net of taxes	16,407	268,554	(44,975)	401,262
(Loss) gain on foreign exchange contracts designated as net investment hedges, net of taxes	(100)	(6,204)	1,473	(12,156)
Loss on interest rate swaps designated as cash flow hedges, net of taxes	(447)	(424)	(889)	(843)
Post-retirement expense items, net of taxes	(88)	(347)	(190)	(709)
Other comprehensive income (loss):	15,772	261,579	(44,581)	387,554
Comprehensive income	288,607	448,601	464,284	654,440
Less: Comprehensive (loss) income attributable to noncontrolling interests	(200)	2,920	(137)	4,955
Comprehensive income attributable to shareholders	$288,807	$445,681	$464,421	$649,485

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	July 4,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$244,631	$306,467
Accounts receivable, net	28,008,735	19,738,666
Inventories	5,939,587	5,081,863
Other current assets	796,035	533,035
Total current assets	34,988,988	25,660,031
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	205,840	199,433
Machinery and equipment	1,728,678	1,715,415
	1,940,209	1,920,539
Less: Accumulated depreciation and amortization	(1,479,390)	(1,445,889)
Property, plant, and equipment, net	460,819	474,650
Investments in affiliated companies	62,149	59,315
Intangible assets, net	67,514	77,022
Goodwill	2,109,446	2,120,071
Other assets	687,765	687,049
Total assets	$38,376,681	$29,078,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,107,855	$17,383,796
Accrued expenses	1,516,824	1,461,261
Short-term borrowings, including current portion of long-term debt	117,539	341
Total current liabilities	28,742,218	18,845,398
Long-term debt	2,053,041	3,084,715
Other liabilities	502,541	489,326
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2026 and 2025
Issued - 56,094 and 55,838 shares in 2026 and 2025, respectively	56,094	55,838
Capital in excess of par value	613,560	586,993
Treasury stock (5,119 and 4,768 shares in 2026 and 2025, respectively), at cost	(554,346)	(483,571)
Retained earnings	7,059,909	6,552,092
Accumulated other comprehensive loss	(170,036)	(126,640)
Total shareholders’ equity	7,005,181	6,584,712
Noncontrolling interests	73,700	73,987
Total equity	7,078,881	6,658,699
Total liabilities and equity	$38,376,681	$29,078,138

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2026	2025
Cash flows from operating activities:
Consolidated net income:	$508,865	$266,886
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	71,652	70,972
Amortization of stock-based compensation	22,415	30,200
Equity in earnings of affiliated companies	(2,961)	(661)
Deferred income taxes	12,403	5,251
Loss on disposition of businesses, net	22,830	—
Gain on investments, net	(6,046)	(103,895)
Other	(173)	(302)
Change in assets and liabilities:
Accounts receivable, net	(8,338,902)	(1,896,481)
Inventories	(876,277)	46,449
Accounts payable	9,755,373	1,949,919
Accrued expenses	112,581	(81,710)
Other assets and liabilities	(263,659)	(140,845)
Net cash provided by operating activities	1,018,101	145,783
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(53,246)	(43,597)
Proceeds from settlement of net investment hedges	—	24,858
Proceeds from sale of investments in equity securities	—	100,000
Net cash (used for) provided by investing activities	(53,246)	81,261
Cash flows from financing activities:
Change in short-term and other borrowings	7,262	454,803
Repayments of long-term bank borrowings, net	(923,170)	(413,657)
Redemption of notes	—	(350,000)
Proceeds from exercise of stock options	10,431	3,203
Repurchases of common stock	(75,147)	(110,149)
Other	(153)	(148)
Net cash used for financing activities	(980,777)	(415,948)
Effect of exchange rate changes on cash	(45,914)	222,067
Net (decrease) increase in cash and cash equivalents	(61,836)	33,163
Cash and cash equivalents at beginning of period	306,467	188,807
Cash and cash equivalents at end of period	$244,631	$221,970

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2025	$55,838	$586,993	$(483,571)	$6,552,092	$(126,640)	$73,987	$6,658,699
Consolidated net income	—	—	—	235,106	—	924	236,030
Other comprehensive loss	—	—	—	—	(59,492)	(861)	(60,353)
Amortization of stock-based compensation	—	9,599	—	—	—	—	9,599
Shares issued for stock-based compensation awards	169	(888)	5,757	—	—	—	5,038
Repurchases of common stock	—	—	(33,292)	—	—	—	(33,292)
Balance at April 4, 2026	$56,007	$595,704	$(511,106)	$6,787,198	$(186,132)	$74,050	$6,815,721
Consolidated net income	—	—	—	272,711	—	124	272,835
Other comprehensive income (loss)	—	—	—	—	16,096	(324)	15,772
Amortization of stock-based compensation	—	12,816	—	—	—	—	12,816
Shares issued for stock-based compensation awards	87	5,040	266	—	—	—	5,393
Repurchases of common stock	—	—	(43,506)	—	—	—	(43,506)
Distributions	—	—	—	—	—	(150)	(150)
Balance at July 4, 2026	$56,094	$613,560	$(554,346)	$7,059,909	$(170,036)	$73,700	$7,078,881

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417
Consolidated net income (loss)	—	—	—	187,749	—	(727)	187,022
Other comprehensive income	—	—	—	—	257,932	3,647	261,579
Amortization of stock-based compensation	—	11,641	—	—	—	—	11,641
Shares issued for stock-based compensation awards	28	49	2,222	—	—	—	2,299
Repurchases of common stock	—	—	(50,736)	—	—	—	(50,736)
Distributions	—	—	—	—	—	(148)	(148)
Balance at June 28, 2025	$55,815	$589,480	$(432,447)	$6,248,295	$(127,253)	$75,184	$6,409,074

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

Quarter End

For 2026, the company is operating on a quarterly reporting calendar that closes on the Saturday following the end of the calendar month, except for the fourth quarter, which closes on December 31, 2026. The second quarter of 2026 includes the period from April 5, 2026, through July 4, 2026. There were 63 shipping days for the second quarter of 2026 and 64 shipping days for the second quarter of 2025. The first six months of 2026 includes the period from January 1, 2026, through July 4, 2026. There were 128 shipping days for the first six months of 2026 and 125 shipping days for the first six months of 2025.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The effective date was clarified in January 2025 when the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating the impact of the ASUs on its condensed consolidated financial statements and related disclosures but does not anticipate early adoption.

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2025 (a)	$919,062	$1,201,009	$2,120,071
Foreign currency translation adjustment	(4,165)	(6,460)	(10,625)
Balance as of July 4, 2026 (a)	$914,897	$1,194,549	$2,109,446
(a)	The total carrying value of goodwill as of July 4, 2026 and December 31, 2025, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in Global Components and $301.9 million was recorded in Global ECS.

Intangible assets, net, are comprised of the following as of July 4, 2026:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$191,229	$(131,383)	$59,846
Amortizable trade name	46,017	(38,349)	7,668
	$237,246	$(169,732)	$67,514

Intangible assets, net, are comprised of the following as of December 31, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,743	$(125,910)	$66,833
Amortizable trade name	74,001	(63,812)	10,189
	$266,744	$(189,722)	$77,022

During the second quarter of 2026 and 2025, the company recorded amortization expense related to identifiable intangible assets of $4.8 million and $4.9 million, respectively. During the first six months of 2026 and 2025, amortization expense related to identifiable intangible assets was $9.5 million and $10.2 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	July 4,	December 31,
(thousands)	2026	2025
Marubun/Arrow	$46,266	$43,870
Other	15,883	15,445
	$62,149	$59,315

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Marubun/Arrow	$1,652	$(843)	$2,435	$65
Other	413	184	526	596
	$2,065	$(659)	$2,961	$661

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of July 4, 2026 and December 31, 2025.

In the second quarter of 2025, the company sold an investment in certain equity securities for $100.0 million and recorded a gain on investments of $99.0 million. This investment was previously accounted for as equity securities without a readily determinable fair value.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 4,	December 31,
(thousands)	2026	2025
Accounts receivable	$28,148,707	$19,882,783
Allowance for credit losses	(139,972)	(144,117)
Accounts receivable, net	$28,008,735	$19,738,666

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward for the company’s allowance for credit losses:

	Six Months Ended
	July 4,	June 28,
(thousands)	2026	2025
Balance at beginning of period	$144,117	$116,445
Charged to income	13,626	8,737
Translation adjustments	(932)	4,362
Write-offs	(16,839)	(7,406)
Balance at end of period	$139,972	$122,138

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of July 4, 2026.

EMEA Asset Securitization

The company has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region at a discount to a bankruptcy-remote special purpose entity, Arrow EMEA Funding Corp B.V., which in turn sells certain of the receivables to unaffiliated financial institutions and conduits administered by such unaffiliated financial institutions (collectively, “Unaffiliated Financial Institutions”) on a monthly basis. The company may sell up to €600.0 million under the EMEA asset securitization program, which matures in December 2027, subject to extension in accordance with its terms. The company is deemed the primary beneficiary of Arrow EMEA Funding Corp B.V. as the company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, Arrow EMEA Funding Corp B.V. is included in the company’s consolidated financial statements.

Sales of accounts receivable to Unaffiliated Financial Institutions under the EMEA asset securitization program:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
EMEA asset securitization, sales of accounts receivable	$584,090	$416,150	$1,055,569	$788,791

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

The company continues servicing the receivables that were sold and in exchange receives a servicing fee under the program. The company does not record a servicing asset or liability on the company’s consolidated balance sheets as the company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other amounts related to the EMEA asset securitization program are set forth below:

	July 4,	December 31,
(thousands)	2026	2025
Receivables sold to Unaffiliated Financial Institutions that were uncollected	$465,091	$379,017
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	803,515	591,304

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 4, 2026, the company was in compliance with all such financial covenants.

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

Sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Sales of accounts receivable under the factoring programs	$259,713	$389,614	$490,343	$552,365

Other amounts under the company’s factoring programs:

	July 4,	December 31,
(thousands)	2026	2025
Receivables sold under the factoring programs that were uncollected	$232,915	$279,775

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers’ ability to sell their receivables from the company to the third-party financial institutions, at the sole discretion of the suppliers. For agreeing to participate in these programs, the company seeks to secure improved standard payment terms with its suppliers. The company is not involved in negotiating terms of the arrangements between its suppliers and the financial institutions and has no economic interest in a supplier’s decision to enter into these agreements or sell receivables from the company. The company’s rights and obligations to its suppliers, including amounts due, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the company agrees to make all payments to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of July 4, 2026, and December 31, 2025, the company had $1.0 billion and $1.3 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” on the company’s consolidated balance sheets and all activity related to the obligations is presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	July 4,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$110,389	$—
Other short-term borrowings	7,150	341
	$117,539	$341

The 7.50% senior debentures are not redeemable prior to their maturity.

The company maintains uncommitted lines of credit with financial institutions that provide for an aggregate borrowing capacity of approximately $160.0 million. Borrowings under these arrangements are subject to the discretion of the respective lenders, including the decision to extend, reduce or terminate credit at any time. During the first quarter of 2026, the aggregate borrowing capacity under these agreements was reduced from $560.0 million to $460.0 million, and during the second quarter of 2026, it was further reduced from $460.0 million to $160.0 million, reflecting changes in lender participation in these facilities.

There were no outstanding borrowings under these uncommitted lines of credit as of July 4, 2026, and December 31, 2025. Borrowings under these arrangements are generally short-term in nature, with maturity dates and interest rates determined at the time of borrowing. The company’s weighted-average effective interest rate on borrowings outstanding under these arrangements was 4.08% and 4.37% at July 4, 2026, and December 31, 2025, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at July 4, 2026, and December 31, 2025. The commercial paper program had a weighted-average effective interest rate of 4.04% and 4.26% at July 4, 2026 and December 31, 2025, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt consists of the following:

	July 4,	December 31,
(thousands)	2026	2025
Revolving credit facility	$50,000	$—
North American asset securitization program	—	970,000
7.50% senior debentures, due January 2027	—	110,348
3.875% notes, due 2028	498,843	498,480
5.15% notes, due 2029	496,628	496,142
2.95% notes, due 2032	496,417	496,131
5.875% notes, due 2034	495,659	495,430
Other obligations with various interest rates and due dates	15,494	18,184
	$2,053,041	$3,084,715

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	July 4,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$—	$114,000
3.875% notes, due 2028	494,500	496,500
5.15% notes, due 2029	504,500	511,500
2.95% notes, due 2032	444,000	447,500
5.875% notes, due 2034	514,000	522,500

The carrying amount of the company’s other short-term borrowings; 7.50% senior debentures, due January 2027; revolving credit facility; and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in June 2030. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at July 4, 2026), which is based on the company’s credit ratings, or an effective interest rate of 7.86% and 5.01% at July 4, 2026, and December 31, 2025, respectively. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at July 4, 2026. The company had $50.0 million in outstanding borrowings under the revolving credit facility at July 4, 2026, and no outstanding borrowings at December 31, 2025.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $1.5 billion under the program which matures in September 2027. The program is conducted through AFC, a wholly-owned, bankruptcy-remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.40% at July 4, 2026) and a credit spread adjustment of 0.10% or a weighted-average effective interest rate of 4.14% at July 4, 2026. The effective interest rate was 4.19% at December 31, 2025. The facility fee is 0.40% of the total borrowing capacity.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company had no outstanding borrowings under the under the North American asset securitization program at July 4, 2026, and $970.0 million in outstanding borrowings at December 31, 2025, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $3.4 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at July 4, 2026, and December 31, 2025, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of July 4, 2026, the company was in compliance with all such financial covenants.

In the second quarter of 2025, the company repaid $350.0 million principal amount of its 4.00% notes due April 2025.

Interest and dividend income of $26.2 million and $47.1 million for the second quarter and first six months of 2026, respectively, and $8.4 million and $18.5 million for the second quarter and first six months of 2025, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations. The increase for the second quarter and first six months of 2026, compared to the year-earlier periods was primarily due to higher cash balances within cash pooling accounts and interest income on outstanding tariff receivables collected during the period related to the Global Components supply chain services offerings.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at July 4, 2026:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$17,099	$—	$—	$17,099
Equity investments (b)	Other assets	42,893	—	—	42,893
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	20,095	—	20,095
		$59,992	$20,095	$—	$80,087

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents assets measured at fair value on a recurring basis at December 31, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$11,412	$—	$—	$11,412
Equity investments (b)	Other assets	41,787	—	—	41,787
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	16,816	—	16,816
		$53,199	$16,816	$—	$70,015
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized gains of $7.9 million and $4.9 million for the second quarter and first six months of 2026, respectively, and $0.7 million and $0.5 million for the second quarter and first six months 2025, respectively, on equity securities held at the end of the quarter.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (refer to Note C “Goodwill and Intangible Assets”). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite-lived.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Reclassified gains and losses are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps are estimated using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. There were no outstanding interest rate swaps as of July 4, 2026.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can differ from the currency used to purchase the product. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro and Indian Rupee. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales. The company also uses foreign exchange contracts to hedge its net investments in foreign operations against future changes in exchange rates. Except for the net investment hedges, the foreign exchange contracts generally have terms of no more than six months. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rates quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge at July 4, 2026, and December 31, 2025 was $1.4 billion and $1.1 billion, respectively.

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

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	July 4, 2026		December 31, 2025
January 2028	EUR	100,000	EUR	100,000

The change in the fair value of derivatives designated as net investment hedges is recorded in CTA within “Accumulated other comprehensive loss” on the company’s consolidated balance sheets. Upon discontinuation, all previously recognized amounts remain in CTA until the net investment is sold or liquidated. Amounts excluded from the assessment of hedge effectiveness are included in “Interest and other financing expense, net” on the company’s consolidated statements of operations.

During the second quarter of 2025, two foreign exchange contracts designated as net investment hedges matured and the company received $24.9 million, which is reported in the “Cash flows from investing activities” section of the consolidated statements of cash flows.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Six Months Ended
		July 4,	June 28,	July 4,	June 28,
(thousands)	Income Statement Line	2026	2025	2026	2025
Gain recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest Expense	$671	$671	$1,342	$2,088
Interest rate swaps, cash flow hedge (b)	Interest Expense	590	557	1,171	1,107
		$1,261	$1,228	$2,513	$3,195
Gain (loss) Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$409	$(5,694)	$2,492	$(10,567)
		$409	$(5,694)	$2,492	$(10,567)

(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net.”
(b)	Represents amortization of derivative gains and losses on the termination of interest rate swaps.
(c)	Includes derivative (losses) gains excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of ($0.2) million and $0.1 million for the second quarter and first six months of 2026, respectively, and ($13.0) million and ($10.8) million for the second quarter and first six months of 2025, respectively.

Other

The carrying amount of “Cash and cash equivalents”, “Accounts receivable, net”, and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$18,326	$19,946	$49,411	$28,631
Other plans	2,962	582	5,053	1,883
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	(49)	(1,821)	491	1,928
Other charges	2,900	3,212	5,848	6,790
	$24,139	$21,919	$60,803	$39,232
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	Primarily related to employee severance and benefit costs. As of July 4, 2026, the accrued liabilities related to these costs totaled $12.5 million and substantially all accrued amounts are expected to be spent in cash within two years.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Operating Expense Efficiency Plan

On October 31, 2024, in response to evolving business needs and as part of an initiative to optimize operating expenses, the company announced a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or “the Plan”), which was substantially complete as of July 4, 2026. For more details on the Plan, refer to Part II, Item 8 - Note 9 “Restructuring, Integration and Other” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents the costs related to the Operating Expense Efficiency Plan:

		Quarter Ended		Six Months Ended		Total Cost
		July 4,	June 28,	July 4,	June 28,	Incurred to
(thousands)	Income Statement Line	2026	2025	2026	2025	Date
Employee severance and benefit costs	Restructuring, integration, and other	$4,062	$12,659	$16,305	$19,413	$101,310
Inventory (recoveries) write-downs	Cost of sales	(2,970)	(2,172)	(5,218)	(4,639)	34,860
Business wind down costs (a)	Restructuring, integration, and other	14,264	-	22,830	-	27,475
Other costs (b)	Restructuring, integration, and other	-	7,287	10,276	9,218	36,987
		$15,356	$17,774	$44,193	$23,992	$200,632
(a)	Business wind down costs consist primarily of CTA write-offs and asset impairments.
(b)	Other costs consist primarily of consulting and other professional fees and early lease termination fees.

The following table presents the activity in the restructuring, integration, and other accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Business Wind Down Costs	Other Costs	Total
Balance at December 31, 2025	$51,247	$-	$-	$5,227	$56,474
Restructuring related charges	16,305	(5,218)	22,830	10,276	44,193
Asset write-offs and other non-cash activity	-	-	(22,830)	-	(22,830)
Cash (payments) receipts	(34,626)	5,218	-	(15,294)	(44,702)
Foreign currency translations	(1,213)	-	-	(55)	(1,268)
Balance at July 4, 2026	$31,713	$-	$-	$154	$31,867

Substantially all amounts accrued at July 4, 2026 related to the Operating Expense Efficiency Plan are expected to be paid in cash within two years.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands except per share data)	2026	2025	2026	2025
Net income attributable to shareholders	$272,711	$187,749	$507,817	$267,469
Weighted-average shares outstanding - basic	51,306	51,856	51,314	52,057
Net effect of dilutive stock-based compensation awards	561	486	473	447
Weighted-average shares outstanding - diluted	51,867	52,342	51,787	52,504
Net income per share:
Basic	$5.32	$3.62	$9.90	$5.14
Diluted (a)	$5.26	$3.59	$9.81	$5.09

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	85	28	103	57

Note K – Shareholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$1,170	$261,734	$(68,360)	$392,350
Amounts reclassified into income	15,561	3,173	24,570	3,374
Gain (loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications (b)	409	(5,694)	2,492	(10,567)
Amounts reclassified into income	(509)	(510)	(1,019)	(1,589)
Loss on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into income	(447)	(424)	(889)	(843)
Post-retirement Expense Items, Net:
Amounts reclassified into income	(88)	(347)	(190)	(709)
Net change in Accumulated other comprehensive income (loss)	$16,096	$257,932	$(43,396)	$382,016
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of ($0.2) million and ($0.1) million for the second quarter and first six months of 2026, respectively, and $21.9 million and $34.6 million for the second quarter and first six months of 2025, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2025	55,838	4,768	51,070
Shares issued for stock-based compensation awards	169	(57)	226
Repurchases of common stock	—	212	(212)
Common stock outstanding at April 4, 2026	56,007	4,923	51,084
Shares issued for stock-based compensation awards	87	(3)	90
Repurchases of common stock	—	199	(199)
Common stock outstanding at July 4, 2026	56,094	5,119	50,975

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867
Shares issued for stock-based compensation awards	28	(23)	51
Repurchases of common stock	—	417	(417)
Common stock outstanding at June 28, 2025	55,815	4,314	51,501

Share Repurchase Program

Effective May 12, 2026, the Board of Directors replaced the company’s previous share repurchase program that was authorized in January 2023 (“January 2023 program”) with a new share repurchase program (“May 2026 program”) pursuant to which Arrow may purchase an aggregate value of shares up to, but not to exceed, $1.0 billion, inclusive of any fees, commissions, taxes, or other expenses related to such repurchases, and with no expiration date.

The following table shows the company’s share repurchase program as of July 4, 2026:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$852,113	$—
May 2026	1,000,000	43,065	956,935

In the second quarter of 2026, under the May 2026 program, the company repurchased 0.2 million shares of its common stock for $42.8 million, excluding excise taxes. During the first six months of 2026, under the January 2023 program, the company repurchased 0.2 million shares of its common stock for $25.0 million and under the May 2026 program, the company repurchased 0.2 million shares of its common stock for $42.8 million, excluding excise taxes.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company accrued $0.3 million of excise tax, during the first six months of 2026, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares.

Note L – Contingencies

Environmental Matters

The company has accrued liabilities of $24.2 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination, which ended prior to 2000, related to activities of certain subsidiaries before they were acquired by Arrow. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.7 million and $90.7 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs are estimated to be between $4.7 million and $16.4 million at the Huntsville site and between $19.5 million and $36.9 million at the Norco site.

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

Global Components, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to OEMs and EMS providers. Global ECS is a leading provider of comprehensive computing solutions and value-added services. Global ECS brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users through a portfolio that includes datacenter, cloud, security, and analytics solutions.

The CODM evaluates the performance of both segments based on operating income, as well as monitors the components of operating income including sales, gross profit, and operating expenses. This information is used to monitor segment profitability, allocate resources, and make budgeting and forecasting decisions about the segments. The CODM also uses these measures to monitor trends in year-over-year performance comparisons, sequential quarter performance comparisons, and comparisons of actual results to forecasts. More disaggregated information about operating expense is generally only reviewed by the CODM on a consolidated basis.

As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, operating income for the segments excludes unallocated corporate overhead costs, depreciation on corporate fixed assets, and restructuring, integration, and other costs, as they are not attributable to the individual segments and are included in the corporate line item.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Sales:
Components:
Americas	$2,454,521	$1,707,522	$4,766,668	$3,276,092
EMEA	1,938,784	1,426,944	3,703,963	2,766,945
Asia/Pacific	2,972,320	2,150,432	5,535,329	4,019,583
Global Components	$7,365,625	$5,284,898	$14,005,960	$10,062,620

ECS:
Americas	$1,135,513	$1,052,785	$2,320,563	$1,962,688
EMEA	1,491,099	1,242,264	3,139,262	2,368,656
Global ECS	$2,626,612	$2,295,049	$5,459,825	$4,331,344
Total	$9,992,237	$7,579,947	$19,465,785	$14,393,964

Sales by country are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(thousands)	2026	2025	2026	2025
Sales:
China and Hong Kong	$1,353,662	$1,090,699	$2,525,448	$2,016,591
Germany	1,009,491	793,022	2,029,453	1,510,354
Other	4,175,489	3,079,871	8,157,993	5,939,222
Total foreign	$6,538,642	$4,963,592	$12,712,894	$9,466,167
United States	3,453,595	2,616,355	6,752,891	4,927,797
Total	$9,992,237	$7,579,947	$19,465,785	$14,393,964

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by segment are as follows:

	Quarter Ended
	July 4, 2026
(thousands)	Global Components	Global ECS	Total
Sales	$7,365,625	$2,626,612	$9,992,237
Cost of sales	6,509,122	2,357,906	8,867,028
Gross profit (a)	856,503	268,706	1,125,209
Gross profit margin	11.6%	10.2%	11.3%
Segment operating expenses (b)	460,228	183,331	643,559
Segment operating income (a) (c)	$396,275	$85,375	$481,650
Segment operating income margin	5.4%	3.3%	4.8%
Reconciliation of segment operating income
Corporate operating expenses (d)			(104,317)
Consolidated operating income			$377,333
Equity in earnings of affiliated companies			2,065
Gain on investments, net			12,044
Post-retirement expense			(999)
Interest and other financing expense, net			(37,297)
Consolidated income before taxes			$353,146

	Quarter Ended
	June 28, 2025
(thousands)	Global Components	Global ECS	Total
Sales	$5,284,898	$2,295,049	$7,579,947
Cost of sales	4,693,444	2,037,846	6,731,290
Gross profit	591,454	257,203	848,657
Gross profit margin	11.2%	11.2%	11.2%
Segment operating expenses (b)	404,646	160,234	564,880
Segment operating income (c)	$186,808	$96,969	$283,777
Segment operating income margin	3.5%	4.2%	3.7%
Reconciliation of segment operating income
Corporate operating expenses (d)			(93,191)
Consolidated operating income			$190,586
Equity in losses of affiliated companies			(659)
Gain on investments, net			103,976
Post-retirement expense			(664)
Interest and other financing expense, net			(60,283)
Consolidated income before taxes			$232,956

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	July 4, 2026
(thousands)	Global Components	Global ECS	Total
Sales	$14,005,960	$5,459,825	$19,465,785
Cost of sales	12,342,709	4,907,407	17,250,116
Gross profit (a)	1,663,251	552,418	2,215,669
Gross profit margin	11.9%	10.1%	11.4%
Segment operating expenses (b)	903,457	363,305	1,266,762
Segment operating income (a) (c)	$759,794	$189,113	$948,907
Segment operating income margin	5.4%	3.5%	4.9%
Reconciliation of segment operating income
Corporate operating expenses (d)			(209,972)
Consolidated operating income			$738,935
Equity in earnings of affiliated companies			2,961
Gain on investments, net			6,252
Post-retirement expense			(1,961)
Interest and other financing expense, net			(85,781)
Consolidated income before taxes			$660,406

	Six Months Ended
	June 28, 2025
(thousands)	Global Components	Global ECS	Total
Sales	$10,062,620	$4,331,344	$14,393,964
Cost of sales	8,916,221	3,855,094	12,771,315
Gross profit	1,146,399	476,250	1,622,649
Gross profit margin	11.4%	11.0%	11.3%
Segment operating expenses (b)	788,206	301,967	1,090,173
Segment operating income (c)	$358,193	$174,283	$532,476
Segment operating income margin	3.6%	4.0%	3.7%
Reconciliation of segment operating income
Corporate operating expenses (d)			(183,337)
Consolidated operating income			$349,139
Equity in earnings of affiliated companies			661
Gain on investments, net			104,116
Post-retirement expense			(1,286)
Interest and other financing expense, net			(116,465)
Consolidated income before taxes			$336,165

(a)	Global ECS gross profit includes $26.6 million and $48.3 million in losses related to the underperformance of certain non-cancellable multi-year purchase obligations during the second quarter and first six months of 2026, respectively.
(b)	Segment operating expenses primarily include employee-related expenses and depreciation and amortization.
(c)	Global Components operating income includes $3.0 million and $5.2 million in inventory recoveries related to the wind down of a business for the second quarter and first six months of 2026, respectively, and $2.2 million and $4.6 million in inventory recoveries related to the wind down of a business for the second quarter and first six months of 2025, respectively.
(d)	Corporate unallocated operating expenses includes restructuring, integration, and other charges of $24.1 million and $60.8 million for the second quarter and first six months of 2026, respectively, and $21.9 million and $39.2 million for the second quarter and first six months of 2025, respectively. Refer to Note I – “Restructuring, Integration, and Other”.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets, by segment, are as follows:

	July 4,	December 31,
(thousands)	2026	2025
Total assets:
Global Components	$31,725,350	$21,222,941
Global ECS	6,173,437	7,355,089
Total segment assets	$37,898,787	$28,578,030
Other assets (a)	477,894	500,108
Consolidated assets	$38,376,681	$29,078,138
(a)	Other assets include Corporate unallocated assets.

Long-lived assets by country are as follows:

	July 4,	December 31,
(thousands)	2026	2025
Long-lived assets:
France	$102,421	$100,493
Netherlands	72,398	79,339
Other	222,017	233,740
Total foreign	$396,836	$413,572
United States	296,270	309,901
Total	$693,106	$723,473

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions or changes, including those that may occur in connection with recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; impacts of military conflict and sanctions; political instability and changes; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; disruptions, shortages, or inefficiencies in the supply chain; non-compliance with certain laws, regulations, or executive orders, such as trade, export, antitrust, and anti-corruption laws, or regulatory restrictions relating to the company or its subsidiaries or the permissibility of third parties to transact therewith; the inability to realize sufficient sales to cover non-cancellable purchase obligations under certain ECS distribution agreements; changes in relationships with key suppliers; management transitions, including the company’s search for a permanent CEO; changes in product supply, pricing, and customer demand; increased profit-margin pressure resulting from industry conditions, competition, or other factors; other vagaries in the Global Components and the Global ECS markets; changes to applicable laws, regulations, executive orders, or rules relating to government contractors and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues; commercial disputes, patent infringement claims, product liability lawsuits, or other legal proceedings; foreign tax and other loss contingencies; failure, disruption, or compromise of the company’s information systems or those of a third-party service provider, including unauthorized use or disclosure of company, supplier, or customer information; outbreaks, epidemics, pandemics, or public health crises; the effects of natural or man-made catastrophic events; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales by Reportable Segment,” “Gross Profit,” “Operating Expenses,” “Operating Income,” “Income Tax,” and “Net Income Attributable to Shareholders.” Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory recoveries related to the wind down of businesses within Global Components (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization; restructuring, integration, and other; and impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization; restructuring, integration, and other; and impact of wind down to inventory.

●	Non-GAAP effective income tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization; restructuring, integration, and other; impact of wind down to inventory; gain on investments, net; and tax adjustments related to wind down of a business.

Management believes that providing this additional information is useful to better assess and understand the company’s operating performance and future prospects in the same manner as management, especially when comparing results with previous periods. Management typically monitors the business as adjusted for these items, in addition to GAAP results, to understand and compare operating results across accounting periods, for internal budgeting purposes, for short-term and long-term operating plans, and to evaluate the company’s financial performance. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP. For a discussion of what is included within “Restructuring, integration, and other” and “Gain on investments, net” refer to the similarly captioned sections of these items below.

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

The company has two reportable segments, Global Components and Global ECS. Global Components, enabled by an extensive portfolio of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. Global ECS is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. Global ECS offers broad market access, extensive supplier relationships, scale, and value-added solutions to enable its VARs and MSPs to meet the needs of their end-users. For the second quarter of 2026, approximately 74% and 26% of the company’s sales were from Global Components and Global ECS, respectively.

The company’s strategic initiatives include:

Global Components:

●	Shifting toward an increased mix of higher-margin value-added services, including engineering, integration and supply chain services by offering procurement, logistics, warehousing, and insights from data analytics, which generally leads to longer and more profitable relationships with the company’s suppliers and customers.

●	Striving to further penetrate the market for IP&E, which tends to be a margin-accretive segment of the broader available market.

Global ECS:

●	Enabling customer cloud-based solutions through ArrowSphere, the company’s cloud marketplace and management platform, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere includes an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.

●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms, and other services on behalf of certain suppliers.

Executive Summary

	Quarter Ended				Six Months Ended
	July 4,	June 28,			July 4,	June 28,
(millions except per share data)	2026	2025	Change		2026	2025	Change
Consolidated sales	$9,992	$7,580	31.8%		$19,466	$14,394	35.2%
Global Components sales	$7,366	$5,285	39.4%		$14,006	$10,063	39.2%
Global ECS sales	$2,627	$2,295	14.4%		$5,460	$4,331	26.1%
Gross profit margin	11.3%	11.2%	10	bps	11.4%	11.3%	10	bps
Non-GAAP gross profit margin	11.2%	11.2%	flat		11.4%	11.2%	20	bps
Operating income	$377	$191	98.0%		$739	$349	111.6%
Operating income margin	3.8%	2.5%	130	bps	3.8%	2.4%	140	bps
Non-GAAP operating income	$403	$215	87.2%		$804	$394	104.0%
Non-GAAP operating income margin	4.0%	2.8%	120	bps	4.1%	2.7%	140	bps
Net income attributable to shareholders	$273	$188	45.3%		$508	$267	89.9%
Earnings per share attributable to shareholders - diluted	$5.26	$3.59	46.5%		$9.81	$5.09	92.7%
Non-GAAP net income attributable to shareholders	$283	$127	121.8%		$552	$222	148.7%
Non-GAAP earnings per share attributable to shareholders - diluted	$5.45	$2.43	124.3%		$10.67	$4.23	152.2%

The sum of sales by reportable segments may not agree to consolidated sales, as presented, due to rounding.

During the second quarter and first six months of 2026, compared to the year-earlier periods, changes in foreign currencies increased sales by approximately $93.5 million, and $367.0 million, respectively, and increased operating income by $4.0 million and $10.9 million, respectively. During the second quarter and first six months of 2026, changes in foreign currencies increased earnings per share on a diluted basis by $0.09 and $0.16, respectively, compared to the year-earlier periods.

Business environment and other trends:

●	In the first half of 2026, the company continued to experience stronger demand trends as a result of sustained market strength in all regions within Global Components. As the market strength continues, the company is prioritizing profitable growth through careful management of mix, costs, and working capital and also through aligning investments with the pace of demand. Due to continuing geopolitical and economic uncertainty, the company cannot currently predict whether these stronger demand trends will continue or how they may impact future quarters.
●	In the first half of 2026, Global Components and Global ECS benefitted from increased demand related to AI, due to widespread rapid expansion of AI infrastructure. This increased demand is contributing to pockets of constrained inventory, price inflation and extended lead times. The company expects the AI demand trend to continue in the coming quarters, but results will depend on future developments that are highly uncertain and cannot be predicted with confidence.
●	Within Global ECS, the company is party to certain multi-year non-cancellable purchase obligations through 2032, designating it as the exclusive partner to sell certain suppliers’ products and IT solutions. The company has recorded losses due to lower profit performance on certain of these contracts, which negatively impacted gross profit margins. The company is committed to focusing on optimizing, enhancing and scaling these offerings; however, due to the length and expected variability in the margins related to these contracts, their long-term performance cannot be reasonably estimated at this time, and the company is anticipating there could be additional associated losses in the coming quarters. Subsequent to July 4, 2026, the company has taken steps to terminate one of these underperforming contracts, which required a six month notice to terminate and will be effective in the first quarter of 2027.
●	The company’s global business continues to face uncertainty around ongoing developments related to U.S. and foreign tariff policies and is continuing to evaluate and further implement mitigating actions, including supply chain optimization and improved solutions around processing tariffs. Given the uncertain and evolving nature of U.S. and foreign tariff policies, the company cannot currently predict how tariffs may impact future quarters. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by Reportable Segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(millions)	2026	2025	Change	2026	2025	Change
Consolidated sales, as reported	$9,992	$7,580	31.8%	$19,466	$14,394	35.2%
Impact of changes in foreign currencies	—	93		—	367
Non-GAAP consolidated sales	$9,992	$7,673	30.2%	$19,466	$14,761	31.9%

Global Components sales, as reported	$7,366	$5,285	39.4%	$14,006	$10,063	39.2%
Impact of changes in foreign currencies	—	59		—	214
Non-GAAP Global Components sales	$7,366	$5,344	37.8%	$14,006	$10,276	36.3%

Global ECS sales, as reported	$2,627	$2,295	14.4%	$5,460	$4,331	26.1%
Impact of changes in foreign currencies	—	35		—	153
Non-GAAP Global ECS sales	$2,627	$2,330	12.7%	$5,460	$4,485	21.7%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable Segment Sales by Geographic Region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended					Six Months Ended
	July 4,		June 28,			July 4,		June 28,
	2026		2025			2026		2025
(millions)	Sales	% of Sales	Sales	% of Sales	Change	Sales	% of Sales	Sales	% of Sales	Change
Americas Components sales	$2,455	24.6%	$1,708	22.5%	43.7%	$4,767	24.5%	$3,276	22.8%	45.5%
EMEA Components sales	1,939	19.4%	1,427	18.8%	35.9%	3,704	19.0%	2,767	19.3%	33.9%
Asia/Pacific Components sales	2,972	29.7%	2,150	28.4%	38.2%	5,535	28.4%	4,020	27.8%	37.7%
Global Components sales	$7,366	73.7%	$5,285	69.7%	39.4%	$14,006	72.0%	$10,063	69.9%	39.2%

Americas ECS sales	$1,136	11.4%	$1,053	13.9%	7.9%	$2,321	11.9%	$1,963	13.6%	18.2%
EMEA ECS sales	1,491	14.9%	1,242	16.4%	20.0%	3,139	16.1%	2,369	16.5%	32.5%
Global ECS sales	$2,627	26.3%	$2,295	30.3%	14.4%	$5,460	28.0%	$4,331	30.1%	26.1%
Consolidated sales	$9,992	100.0%	$7,580	100.0%	31.8%	$19,466	100.0%	$14,394	100.0%	35.2%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

The increase in Global Components sales for the second quarter and first six months of 2026, compared to the year-earlier periods, was primarily due to increased demand related to sustained market strength and AI related growth, most notably in the following verticals:

●	aerospace and defense, industrial, transportation, and computing in the Americas region;
●	industrial, transportation, and aerospace and defense in the EMEA region; and
●	computing, industrial, transportation, consumer, and networking and communications in the Asia/Pacific region.

The increase in Global ECS sales for the second quarter and first six months of 2026, compared to the year-earlier periods, was primarily attributable to growth across most major technologies, most notably, cloud-based solutions, infrastructure software, and compute. Additionally, as a result of the timing of the quarter end, the first six months of 2026 included three extra shipping days compared to the first six months of 2025, which increased Global ECS sales.

The increase in consolidated sales for the second quarter and first six months of 2026, compared to the year-earlier periods was also impacted by changes in foreign currencies relative to the U.S. dollar.

Gross Billings

Following is an analysis of gross billings by geographic region for Global ECS:

	Quarter Ended			Six Months Ended
	July 4,	June 28,		July 4,	June 28,
(millions)	2026	2025	Change	2026	2025	Change
Americas ECS gross billings	$2,693	$2,544	5.9%	$5,653	$4,851	16.5%
EMEA ECS gross billings	3,163	2,596	21.8%	6,637	4,927	34.7%
Global ECS gross billings	$5,856	$5,140	13.9%	$12,290	$9,778	25.7%

The sum of the components for Global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s gross profit by reportable segment:

	Quarter Ended				Six Months Ended
	July 4,	June 28,			July 4,	June 28,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated gross profit, as reported	$1,125	$849	32.6%		$2,216	$1,623	36.5%
Impact of wind down to inventory	(3)	(2)			(5)	(5)
Impact of changes in foreign currencies	—	12			—	44
Non-GAAP consolidated gross profit	$1,122	$858	30.7%		$2,210	$1,662	33.0%
Consolidated gross profit as a percentage of sales, as reported	11.3%	11.2%	10	bps	11.4%	11.3%	10	bps
Non-GAAP consolidated gross profit as a percentage of sales	11.2%	11.2%	flat		11.4%	11.2%	20	bps

Global Components gross profit, as reported	$857	$591	44.8%		$1,663	$1,146	45.1%
Impact of wind down to inventory	(3)	(2)			(5)	(4)
Impact of changes in foreign currencies	—	8			—	25
Non-GAAP Global Components gross profit	$854	$597	42.9%		$1,658	$1,167	42.0%
Global Components gross profit as a percentage of sales, as reported	11.6%	11.2%	40	bps	11.9%	11.4%	50	bps
Non-GAAP Global Components gross profit as a percentage of sales	11.6%	11.2%	40	bps	11.8%	11.4%	40	bps

Global ECS gross profit, as reported	$269	$257	4.5%		$552	$476	16.0%
Impact of changes in foreign currencies	—	4			—	19
Non-GAAP Global ECS gross profit	$269	$261	2.9%		$552	$495	11.6%
Global ECS gross profit as a percentage of sales, as reported	10.2%	11.2%	(100)	bps	10.1%	11.0%	(90)	bps
Non-GAAP Global ECS gross profit as a percentage of sales	10.2%	11.2%	(100)	bps	10.1%	11.0%	(90)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global Components gross profit margins increased during the second quarter and first six months of 2026, compared with the year-earlier periods, driven by favorable product and value-added services mix as a result of changes in sales discussed above.

Global ECS gross profit margins decreased during the second quarter and first six months of 2026, compared with the year-earlier periods, primarily due to $26.6 million and $48.3 million, respectively, in losses related to underperformance of certain non-cancellable multi-year purchase obligations.

Operating Expenses

Following is an analysis of the company’s operating expenses as of:

	Quarter Ended				Six Months Ended
	July 4,	June 28,			July 4,	June 28,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated operating expenses, as reported	$748	$658	13.6%		$1,477	$1,274	16.0%
Identifiable intangible asset amortization	(5)	(5)			(10)	(10)
Restructuring, integration, and other	(24)	(22)			(61)	(39)
Impact of changes in foreign currencies	—	7			—	31
Non-GAAP consolidated operating expenses	$719	$639	12.6%		$1,406	$1,256	12.0%
Consolidated operating expenses as a percentage of sales	7.5%	8.7%	(120)	bps	7.6%	8.8%	(120)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	7.2%	8.3%	(110)	bps	7.2%	8.5%	(130)	bps

Global Components operating expenses, as reported	$460	$405	13.7%		$903	$788	14.6%
Identifiable intangible asset amortization	(4)	(4)			(8)	(8)
Impact of changes in foreign currencies	—	5			—	19
Non-GAAP Global Components operating expenses	$456	$405	12.6%		$896	$799	12.1%
Global Components operating expenses as a percentage of sales	6.2%	7.7%	(150)	bps	6.5%	7.8%	(130)	bps
Non-GAAP Global Components operating expenses as a percentage of non-GAAP sales	6.2%	7.6%	(140)	bps	6.4%	7.8%	(140)	bps

Global ECS operating expenses, as reported	$183	$160	14.4%		$363	$302	20.3%
Identifiable intangible asset amortization	(1)	(1)			(2)	(2)
Impact of changes in foreign currencies	—	3			—	12
Non-GAAP Global ECS operating expenses	$182	$162	12.6%		$361	$312	15.7%
Global ECS operating expenses as a percentage of sales	7.0%	7.0%	flat		6.7%	7.0%	(30)	bps
Non-GAAP Global ECS operating expenses as a percentage of non-GAAP sales	6.9%	7.0%	(10)	bps	6.6%	7.0%	(40)	bps

Corporate operating expenses, as reported	$104	$93	11.9%		$210	$183	14.5%
Restructuring, integration, and other	(24)	(22)			(61)	(39)
Non-GAAP corporate operating expenses	$80	$71	12.5%		$149	$144	3.5%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

During the second quarter and first six months of 2026, compared to the year-earlier periods:

●	Consolidated operating expenses increased primarily due to higher sales incentives and variable costs, in line with the increase in sales discussed above as well as changes in foreign currencies relative to the U.S. dollar; and

●	Additionally, Global ECS operating expenses increased due to higher employee related costs and professional fees to expand the business related to multi-year non-cancellable purchase obligations.

During the first six months of 2026, compared to the year-earlier period, corporate operating expenses also increased due to an increase in restructuring, integration and other charges (see discussion below), partially offset by timing of stock-based compensation expense mainly due to certain awards granted in the current year.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(millions)	2026	2025	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$18	$20	$49	$29
Other plans	3	1	5	2
Other expenses
Operating expense reduction costs not related to restructuring initiatives (b)	—	(2)	—	2
Other charges	3	3	6	7
Total	$24	$22	$61	$39

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to employee severance and benefit costs. As of July 4, 2026, the accrued liabilities related to these costs totaled $12.5 million and substantially all accrued amounts are expected to be spent in cash within two years.

Operating Expense Efficiency Plan

On October 31, 2024, in response to evolving business needs and as part of an initiative to optimize operating expenses, the company announced a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or “the Plan”), which was substantially complete as of July 4, 2026. Under the Plan, the company incurred pre-tax restructuring charges of approximately $200.0 million and is on target to reduce annual operating expenses by approximately $90.0 million to $100.0 million by the end of fiscal year 2026. The company is reinvesting a portion of these savings into various strategic initiatives as well as variable costs to support sales growth.  For more details on the Plan, refer to Part II, Item 8 - Note 9 “Restructuring, Integration and Other” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Income

Following is an analysis of the company’s operating income by reportable segment:

	Quarter Ended				Six Months Ended
	July 4,	June 28,			July 4,	June 28,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated operating income, as reported	$377	$191	98.0%		$739	$349	111.6%
Identifiable intangible asset amortization	5	5			10	10
Restructuring, integration, and other	24	22			61	39
Impact of wind down to inventory	(3)	(2)			(5)	(4)
Non-GAAP consolidated operating income	$403	$215	87.2%		$804	$394	104.0%
Consolidated operating income as a percentage of sales	3.8%	2.5%	130	bps	3.8%	2.4%	140	bps
Non-GAAP consolidated operating income as a percentage of sales	4.0%	2.8%	120	bps	4.1%	2.7%	140	bps

Global Components operating income, as reported	$396	$187	112.1%		$760	$358	112.1%
Identifiable intangible asset amortization	4	4			8	8
Impact of wind down to inventory	(3)	(2)			(5)	(5)
Non-GAAP Global Components operating income	$397	$189	110.4%		$762	$362	110.5%
Global Components operating income as a percentage of sales	5.4%	3.5%	190	bps	5.4%	3.6%	180	bps
Non-GAAP Global Components operating income as a percentage of sales	5.4%	3.6%	180	bps	5.4%	3.6%	180	bps

Global ECS operating income, as reported	$85	$97	(12.0)%		$189	$174	8.5%
Identifiable intangible asset amortization	1	1			2	2
Non-GAAP Global ECS operating income	$86	$98	(11.8)%		$191	$176	8.4%
Global ECS operating income as a percentage of sales	3.3%	4.2%	(90)	bps	3.5%	4.0%	(50)	bps
Non-GAAP Global ECS operating income as a percentage of sales	3.3%	4.3%	(100)	bps	3.5%	4.1%	(60)	bps

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

The increase in consolidated operating income as a percentage of sales for the second quarter and first six months of 2026 compared to the year-earlier periods relates primarily to the changes in sales and gross profit margins discussed above.

Gain on Investments, Net

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(millions)	2026	2025	2026	2025
Gain on investments, net	$12	$104	$6	$104

The decrease in gain on investments for the second quarter and first six months of 2026 is primarily related to a $99.0 million gain on the sale of an investment in certain equity securities during the second quarter of 2025. Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(millions)	2026	2025	2026	2025
Interest and other financing expense, net	$(37)	$(60)	$(86)	$(116)

The decrease in interest and other financing expenses, net for the second quarter and first six months of 2026 compared to the year-earlier periods, is primarily related to lower average daily borrowings, reduced interest cost as a result of additional cash within cash pooling accounts, and interest income on outstanding tariff receivables collected during the period related to the Global Components supply chain services offerings. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Effective income tax rate	22.7%	19.7%	22.9%	20.6%
Identifiable intangible asset amortization	—%	0.1%	0.1%	0.1%
Restructuring, integration, and other	0.4%	0.6%	0.1%	0.5%
Gain on investments, net	—%	(2.8)%	—%	(1.2)%
Impact of wind down to inventory	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Non-GAAP effective income tax rate	23.0%	17.6%	23.0%	20.0%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year change in the effective tax rate for the second quarter and first six months of 2026 was primarily driven by a shift in jurisdictional mix of earnings, the impact of foreign currency exchange rate fluctuations in certain locations, and adjustments to reserves for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The OBBBA has not had a material impact on the company’s effective tax rate.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(millions)	2026	2025	2026	2025
Net income attributable to shareholders, as reported	$273	$188	$508	$267
Identifiable intangible asset amortization*	5	5	10	10
Restructuring, integration, and other	24	22	61	39
Loss (gain) on investments, net	(12)	(104)	(6)	(104)
Impact of wind down to inventory	(3)	(2)	(5)	(5)
Tax effect of adjustments above	(4)	19	(14)	14
Non-GAAP net income attributable to shareholders	$283	$127	$553	$222

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

*  For the second quarter and first six months of 2025, identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interests.

The increase in net income attributable to shareholders in the second quarter and first six months of 2026 compared to the year-earlier periods relates primarily to changes in sales, gross profit, and interest and other financing expense, net, partially offset by the decrease in gain on investments, net discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at approximately $3.5 billion in addition to $244.6 million of cash on hand at July 4, 2026. The company also may issue debt or equity securities in the future, and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	July 4,	December 31,
(millions)	2026	2025	Change
Working capital	$6,840	$7,437	$(597)
Cash and cash equivalents	245	306	(61)
Short-term debt	118	—	118
Long-term debt	2,053	3,085	(1,032)

Working Capital

The company maintains a significant investment in working capital, which the company defines as accounts receivable, net, plus inventories less accounts payable. The decrease in working capital during the first six months of 2026 was primarily attributable to the timing of settlements, most notably within the Global Components supply chain services offerings. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements. The decrease in working capital is partially offset by higher inventory purchases to support future sales growth.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 17.1% for the second quarter of 2026, compared to 22.5% in the year-earlier period. The decrease in working capital as a percentage of sales was primarily due to increased sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At July 4, 2026, and December 31, 2025, the company had cash and cash equivalents of $244.6 million and $306.5 million, respectively, of which $214.2 million and $241.6 million, respectively, were held outside the United States.

The company has $6.0 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.2 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of July 4, 2026.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	July 4,	December 31,
(millions)	Capacity	2026	2025
North American asset securitization program	$1,500	$—	$970
Revolving credit facility	2,000	50	—
Commercial paper program (a)	1,200	—	—
Uncommitted lines of credit	160	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Six Months Ended		Effective Interest Rate
	July 4,	June 28,	July 4,	June 28,
(millions)	2026	2025	2026	2025
North American asset securitization program	$564	$701	4.14%	4.83%
Revolving credit facility	25	1	7.86%	5.43%
Commercial paper program	178	390	4.04%	4.74%
Uncommitted lines of credit	130	273	4.08%	4.82%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first six months of 2026 and 2025, the average daily balance outstanding under the EMEA asset securitization program was $393.4 million and $321.7 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
Uncommitted lines of credit	Decrease in Capacity	June 2026	$300
Uncommitted lines of credit	Decrease in Capacity	February 2026	$100
4.00% notes, due April 2025	Repaid	April 2025	$350

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Six Months Ended
	July 4,	June 28,
(millions)	2026	2025	Change
Net cash provided by operating activities	$1,018	$146	$872
Net cash (used for) provided by investing activities	(53)	81	(134)
Net cash used for financing activities	(981)	(416)	(565)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first six months of 2026 and 2025 was $1.0 billion and $145.8 million, respectively. The change in cash provided by operating activities during 2026, compared to the year-earlier period, relates primarily to timing of settlements, most notably within the Global Components supply chain services offerings, and increase in income from operations, partially offset by higher inventory purchases to support future sales growth. The fluctuations in both “Accounts receivable, net” and “Accounts payable” are primarily related to the Global Components supply chain services offerings and are typically correlated as the company acts as an intermediary in the transaction and remits payments to the supplier upon receipt from the customer. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements.

Cash Flows from Investing Activities

The net amount of cash used for investing activities for the first six months of 2026 was $53.2 million, and the cash provided by investing activities for the first six months of 2025 was $81.3 million. The change in cash flows from investing activities related primarily to proceeds from the sale of an investment in certain equity securities (Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements) and proceeds from the settlement of net investment hedges (Refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements) in the second quarter of 2025.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2026 and 2025 was $980.8 million and $415.9 million, respectively. The change in cash used for financing activities relates primarily to an increase in repayments of long-term bank borrowings, net partially offset by a decrease in short-term borrowings in 2026.

Capital Expenditures

Capital expenditures for the first six months of 2026 and 2025 were $53.2 million and $43.6 million, respectively, and the company expects capital expenditures to be approximately $100.0 million for fiscal year 2026. The company's capital expenditures primarily relate to enhancements in internally developed software, mainly ArrowSphere, the company's marketplace and management platform, as well as improvements of the company's facilities and warehouses. Refer to discussion of the company’s policy on software development costs in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Share Repurchase Program

Effective May 12, 2026, the Board of Directors replaced the company’s previous share repurchase program that was authorized in January 2023 (“January 2023 program”) with a new share repurchase program (“May 2026 program”)

pursuant to which Arrow may purchase an aggregate value of shares up to, but not to exceed, $1.0 billion, inclusive of any fees, commissions, taxes, or other expenses related to such repurchases, and with no expiration date.

During the first six months of 2026, under the January 2023 program, the company repurchased 0.2 million shares of its common stock for $25.0 million, excluding excise taxes, and under the May 2026 program, the company repurchased 0.2 million shares of its common stock for $42.8 million, excluding excise taxes. During the first six months of 2025, under the January 2023 program, the company repurchased 0.9 million shares of its common stock for $99.9 million, excluding excise taxes.

As of July 4, 2026, approximately $956.9 million remained available for repurchase under the May 2026 program.

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

As of July 4, 2026, the company had purchase obligations of $30.3 billion, which represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities with $13.7 billion expected to be paid in the remaining six months of 2026, $5.9 billion in 2027, $2.9 billion in 2028, $2.1 billion in 2029, $1.5 billion in 2030, and $4.2 billion in 2031 and thereafter. Some of these purchase obligations relate to sales where the company acts as an agent in the transaction. Refer to discussion of the company’s revenue recognition policy in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

With the exception of the item noted above, there were no other material changes to “Contractual Obligations” and “Additional Capital Requirements and Sources” of the company as of July 4, 2026.

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

There have been no significant changes to the company’s critical accounting estimates for the six months ended July 4, 2026. For more information, refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 4, 2026, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 4, 2026 (the “Evaluation”). Based upon the Evaluation, the company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of July 4, 2026.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended July 4, 2026:

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share	Program	Programs (a) (b)
April 5 through May 2, 2026	-	$-	-	$-
May 3 through May 30, 2026	62,622	214.38	62,622	986,575
May 31 through July 4, 2026	133,235	220.44	133,235	956,935
	195,857		195,857
(a)	Average price paid per share excludes 1% excise tax on share repurchases.
(b)	On May 12, 2026, the company’s Board of Directors authorized a $1.0 billion share repurchase program that replaced the prior share repurchase program authorized in January 2023. The company’s share repurchase program does not have an expiration date. As of July 4, 2026, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $43.1 million has been utilized, and the $956.9 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended July 4, 2026, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

3(a)

Restated Certificate of Incorporation of Arrow Electronics, Inc., effective as of May 13, 2026 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on May 13, 2026).

3(b)	Arrow Electronics, Inc. Amended and Restated By-laws, as amended through May 12, 2026 (incorporated by reference to Exhibit 3.2 to the company’s Current Report on Form 8-K filed on May 13, 2026).

31(i)(A)*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(B)*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	: Filed herewith.
**	: Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 6, 2026	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Brandon Brewbaker
Brandon Brewbaker
Vice President, Corporate FP&A and Chief Accounting Officer