Form 10-Q
period 2026-10-03
ARROW ELECTRONICS, INC.
filed 2026-11-05
CIK 7536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

Yes ☐   No ☒

There were 50,557,510 shares of Common Stock outstanding as of October 29, 2026.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Sales	$10,717,739	$7,712,541	$30,183,524	$22,106,505
Cost of sales	9,558,407	6,877,227	26,808,523	19,648,542
Gross profit	1,159,332	835,314	3,375,001	2,457,963
Operating expenses:
Selling, general, and administrative	688,168	587,866	2,032,447	1,751,172
Depreciation and amortization	35,873	32,793	107,525	103,765
Restructuring, integration, and other	5,034	35,648	65,837	74,880
	729,075	656,307	2,205,809	1,929,817
Operating income	430,257	179,007	1,169,192	528,146
Equity in earnings of affiliated companies	1,693	463	4,654	1,124
Gain on investments, net	2,893	4,859	9,145	108,975
Post-retirement expense	(999)	(664)	(2,960)	(1,950)
Interest and other financing expense, net	(40,138)	(54,875)	(125,919)	(171,340)
Income before income taxes	393,706	128,790	1,054,112	464,955
Provision for income taxes	75,175	19,528	226,716	88,807
Consolidated net income	318,531	109,262	827,396	376,148
Noncontrolling interests	156	69	1,204	(514)
Net income attributable to shareholders	$318,375	$109,193	$826,192	$376,662

Net income per share:
Basic	$6.25	$2.11	$16.14	$7.25
Diluted	$6.17	$2.09	$15.97	$7.19
Weighted-average shares outstanding:
Basic	50,953	51,695	51,195	51,935
Diluted	51,615	52,141	51,721	52,381

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Consolidated net income	$318,531	$109,262	$827,396	$376,148
Other comprehensive (loss) income:
Foreign currency translation adjustment and other, net of taxes	(50,312)	(32,224)	(95,287)	369,038
Gain (loss) on foreign exchange contracts designated as net investment hedges, net of taxes	1,155	440	2,628	(11,716)
Loss on interest rate swaps designated as cash flow hedges, net of taxes	(455)	(430)	(1,344)	(1,273)
Post-retirement expense items, net of taxes	(86)	(345)	(276)	(1,054)
Other comprehensive (loss) income	(49,698)	(32,559)	(94,279)	354,995
Comprehensive income	268,833	76,703	733,117	731,143
Less: Comprehensive (loss) income attributable to noncontrolling interests	(564)	(296)	(701)	4,659
Comprehensive income attributable to shareholders	$269,397	$76,999	$733,818	$726,484

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

(Unaudited)

	October 3,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$215,607	$306,467
Accounts receivable, net	33,259,191	19,738,666
Inventories	7,305,982	5,081,863
Other current assets	871,546	533,035
Total current assets	41,652,326	25,660,031
Property, plant, and equipment, at cost:
Land	5,691	5,691
Buildings and improvements	208,288	199,433
Machinery and equipment	1,721,665	1,715,415
	1,935,644	1,920,539
Less: Accumulated depreciation and amortization	(1,482,743)	(1,445,889)
Property, plant, and equipment, net	452,901	474,650
Investments in affiliated companies	61,852	59,315
Intangible assets, net	62,769	77,022
Goodwill	2,101,839	2,120,071
Other assets	715,608	687,049
Total assets	$45,047,295	$29,078,138
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,862,316	$17,383,796
Accrued expenses	1,710,636	1,461,261
Short-term borrowings, including current portion of long-term debt	110,497	341
Total current liabilities	34,683,449	18,845,398
Long-term debt	2,641,483	3,084,715
Other liabilities	460,659	489,326
Contingencies (Note L)
Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2026 and 2025
Issued - 56,135 and 55,838 shares in 2026 and 2025, respectively	56,135	55,838
Capital in excess of par value	624,987	586,993
Treasury stock (5,577 and 4,768 shares in 2026 and 2025, respectively), at cost	(651,824)	(483,571)
Retained earnings	7,378,284	6,552,092
Accumulated other comprehensive loss	(219,014)	(126,640)
Total shareholders’ equity	7,188,568	6,584,712
Noncontrolling interests	73,136	73,987
Total equity	7,261,704	6,658,699
Total liabilities and equity	$45,047,295	$29,078,138

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2026	2025
Cash flows from operating activities:
Consolidated net income	$827,396	$376,148
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	107,525	103,765
Amortization of stock-based compensation	33,978	20,448
Equity in earnings of affiliated companies	(4,654)	(1,124)
Deferred income taxes	(14,517)	5,185
Loss on disposition of businesses, net	22,830	—
Gain on investments, net	(8,827)	(109,435)
Other	(795)	(77)
Change in assets and liabilities:
Accounts receivable, net	(13,633,334)	(2,292,091)
Inventories	(2,251,808)	65,225
Accounts payable	15,543,508	1,871,455
Accrued expenses	341,010	(94,367)
Other assets and liabilities	(385,620)	(81,033)
Net cash provided by (used for) operating activities	576,692	(135,901)
Cash flows from investing activities:
Acquisition of property, plant, and equipment	(80,123)	(73,873)
Proceeds from settlement of net investment hedges	—	24,858
Proceeds from sale of investments in equity securities	—	100,000
Net cash (used for) provided by investing activities	(80,123)	50,985
Cash flows from financing activities:
Change in short-term and other borrowings	186	9,852
(Repayments of) proceeds from long-term bank borrowings, net	(336,540)	338,223
Redemption of notes	—	(350,000)
Proceeds from exercise of stock options	10,513	3,427
Repurchases of common stock	(174,453)	(110,779)
Other	(153)	(148)
Net cash used for financing activities	(500,447)	(109,425)
Effect of exchange rate changes on cash	(86,982)	219,146
Net (decrease) increase in cash and cash equivalents	(90,860)	24,805
Cash and cash equivalents at beginning of period	306,467	188,807
Cash and cash equivalents at end of period	$215,607	$213,612

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2025	$55,838	$586,993	$(483,571)	$6,552,092	$(126,640)	$73,987	$6,658,699
Consolidated net income	—	—	—	235,106	—	924	236,030
Other comprehensive loss	—	—	—	—	(59,492)	(861)	(60,353)
Amortization of stock-based compensation	—	9,599	—	—	—	—	9,599
Shares issued for stock-based compensation awards	169	(888)	5,757	—	—	—	5,038
Repurchases of common stock	—	—	(33,292)	—	—	—	(33,292)
Balance at April 4, 2026	$56,007	$595,704	$(511,106)	$6,787,198	$(186,132)	$74,050	$6,815,721
Consolidated net income	—	—	—	272,711	—	124	272,835
Other comprehensive income (loss)	—	—	—	—	16,096	(324)	15,772
Amortization of stock-based compensation	—	12,816	—	—	—	—	12,816
Shares issued for stock-based compensation awards	87	5,040	266	—	—	—	5,393
Repurchases of common stock	—	—	(43,506)	—	—	—	(43,506)
Distributions	—	—	—	—	—	(150)	(150)
Balance at July 4, 2026	$56,094	$613,560	$(554,346)	$7,059,909	$(170,036)	$73,700	$7,078,881
Consolidated net income	—	—	—	318,375	—	156	318,531
Other comprehensive loss	—	—	—	—	(48,978)	(720)	(49,698)
Amortization of stock-based compensation	—	11,563	—	—	—	—	11,563
Shares issued for stock-based compensation awards	41	(136)	177	—	—	—	82
Repurchases of common stock	—	—	(97,655)	—	—	—	(97,655)
Balance at October 3, 2026	$56,135	$624,987	$(651,824)	$7,378,284	$(219,014)	$73,136	$7,261,704

					Accumulated
	Common	Capital in			Other
	Stock at Par	Excess of Par	Treasury	Retained	Comprehensive	Noncontrolling
	Value	Value	Stock	Earnings	Loss	Interests	Total
Balance at December 31, 2024	$55,592	$562,080	$(328,078)	$5,980,826	$(509,269)	$70,377	$5,831,528
Consolidated net income	—	—	—	79,720	—	144	79,864
Other comprehensive income	—	—	—	—	124,084	1,891	125,975
Amortization of stock-based compensation	—	18,559	—	—	—	—	18,559
Shares issued for stock-based compensation awards	195	(2,849)	3,558	—	—	—	904
Repurchases of common stock	—	—	(59,413)	—	—	—	(59,413)
Balance at March 29, 2025	$55,787	$577,790	$(383,933)	$6,060,546	$(385,185)	$72,412	$5,997,417
Consolidated net income (loss)	—	—	—	187,749	—	(727)	187,022
Other comprehensive income	—	—	—	—	257,932	3,647	261,579
Amortization of stock-based compensation	—	11,641	—	—	—	—	11,641
Shares issued for stock-based compensation awards	28	49	2,222	—	—	—	2,299
Repurchases of common stock	—	—	(50,736)	—	—	—	(50,736)
Distributions	—	—	—	—	—	(148)	(148)
Balance at June 28, 2025	$55,815	$589,480	$(432,447)	$6,248,295	$(127,253)	$75,184	$6,409,074
Consolidated net income	—	—	—	109,193	—	69	109,262
Other comprehensive loss	—	—	—	—	(32,194)	(365)	(32,559)
Amortization of stock-based compensation	—	(9,752)	—	—	—	—	(9,752)
Shares issued for stock-based compensation awards	12	(56)	268	—	—	—	224
Repurchases of common stock	—	—	(630)	—	—	—	(630)
Balance at September 27, 2025	$55,827	$579,672	$(432,809)	$6,357,488	$(159,447)	$74,888	$6,475,619

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

Quarter End

For 2026, the company is operating on a quarterly reporting calendar that closes on the Saturday following the end of the calendar month, except for the fourth quarter, which closes on December 31, 2026. There were 192 shipping days for the first nine months of 2026 and 188 shipping days for the first nine months of 2025.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate expense items in the notes to the financial statements and requires disclosure of specified information related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The effective date was clarified in January 2025 when the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. All public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The company is currently evaluating the impact of the ASUs on its consolidated financial statements and related disclosures but does not anticipate early adoption.

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

Goodwill of companies acquired, allocated to the company’s reportable segments, is as follows:

	Global
(thousands)	Components	Global ECS	Total
Balance as of December 31, 2025 (a)	$919,062	$1,201,009	$2,120,071
Foreign currency translation adjustment	(6,048)	(12,184)	(18,232)
Balance as of October 3, 2026 (a)	$913,014	$1,188,825	$2,101,839
(a)	The total carrying value of goodwill as of October 3, 2026 and December 31, 2025, in the table above is reflected net of $1.6 billion of accumulated impairment charges, of which $1.3 billion was recorded in Global Components and $301.9 million was recorded in Global ECS.

Intangible assets, net, are comprised of the following as of October 3, 2026:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$191,072	$(134,700)	$56,372
Amortizable trade name	46,047	(39,650)	6,397
	$237,119	$(174,350)	$62,769

Intangible assets, net, are comprised of the following as of December 31, 2025:

	Gross
	Carrying	Accumulated
(thousands)	Amount	Amortization	Net
Customer relationships	$192,743	$(125,910)	$66,833
Amortizable trade name	74,001	(63,812)	10,189
	$266,744	$(189,722)	$77,022

During the third quarter of 2026 and 2025, the company recorded amortization expense related to identifiable intangible assets of $4.7 million and $4.8 million, respectively. During the first nine months of 2026 and 2025, amortization expense related to identifiable intangible assets was $14.3 million and $15.0 million, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note D – Investments in Affiliated Companies

The company owns a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in one other joint venture. These investments are accounted for using the equity method.

The following table presents the company’s investment in affiliated companies:

	October 3,	December 31,
(thousands)	2026	2025
Marubun/Arrow	$45,935	$43,870
Other	15,917	15,445
	$61,852	$59,315

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Marubun/Arrow	$1,259	$189	$3,694	$254
Other	434	274	960	870
	$1,693	$463	$4,654	$1,124

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third-party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third-party debt agreements of the joint ventures as of October 3, 2026 and December 31, 2025.

In the second quarter of 2025, the company sold an investment in certain equity securities for $100.0 million and recorded a gain on investments of $99.0 million. This investment was previously accounted for as equity securities without a readily determinable fair value.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	October 3,	December 31,
(thousands)	2026	2025
Accounts receivable	$33,407,711	$19,882,783
Allowance for credit losses	(148,520)	(144,117)
Accounts receivable, net	$33,259,191	$19,738,666

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a rollforward for the company’s allowance for credit losses:

	Nine Months Ended
	October 3,	September 27,
(thousands)	2026	2025
Balance at beginning of period	$144,117	$116,445
Charged to income	23,618	14,817
Translation adjustments	(1,472)	4,183
Write-offs	(17,743)	(9,344)
Balance at end of period	$148,520	$126,101

The company monitors the current credit condition of its customers in estimating the expected credit losses and has not experienced significant changes in customers’ payment trends or significant deterioration in customers’ credit risk as of October 3, 2026.

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

The following table presents sales of accounts receivable to Unaffiliated Financial Institutions under the EMEA asset securitization program:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
EMEA asset securitization, sales of accounts receivable	$651,834	$411,163	$1,707,403	$1,199,954

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other amounts related to the EMEA asset securitization program are set forth below:

	October 3,	December 31,
(thousands)	2026	2025
Receivables sold to Unaffiliated Financial Institutions that were uncollected	$519,328	$379,017
Collateralized accounts receivable held by Arrow EMEA Funding Corp B.V.	869,269	591,304

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

The EMEA asset securitization program includes terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 3, 2026, the company was in compliance with all such financial covenants.

Factoring

In the normal course of business, certain of the company’s subsidiaries have factoring agreements to sell, with limited or no recourse, selected trade accounts receivable to financial institutions and accounts for these transactions as sales of the related receivables. For the periods presented, a significant portion of the trade accounts receivable sold as part of the company's factoring agreements were at the request of and on behalf of certain customers of the Global Components supply chain services offerings. The receivables are excluded from “Accounts receivable, net” on the company’s consolidated balance sheets and cash receipts are reflected in the “Cash flows from operating activities” section on the consolidated statements of cash flows. The company typically does not retain financial or legal interests in these receivables. Factoring fees for the sales of accounts receivables are included in “Interest and other financing expense, net” in the consolidated statements of operations. The company continues servicing the receivables that were sold.

The following table presents sales of trade accounts receivable under the company’s factoring programs:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Sales of accounts receivable under the factoring programs	$312,116	$206,328	$802,459	$758,693

Other amounts under the company’s factoring programs are set forth below:

	October 3,	December 31,
(thousands)	2026	2025
Receivables sold under the factoring programs that were uncollected	$216,221	$279,775

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note F – Supplier Finance Programs

At the request of certain of the company’s suppliers, the company has entered into agreements (“supplier finance programs”) with third-party finance providers, which facilitate the participating suppliers, at their sole discretion, to sell their receivables from the company to third-party financial institutions. In exchange, the company seeks to secure improved standard payment terms. The company has no economic interest or role in negotiating these arrangements, and its rights and obligations to the suppliers, including amounts due, remain unaffected. Payments are made directly to the third-party financial institutions, and the company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. As of October 3, 2026, and December 31, 2025, the outstanding obligations under these programs were $1.1 billion and $1.3 billion, respectively, included in “Accounts payable” on the company’s consolidated balance sheets, with all related activity presented within operating activities on the consolidated statements of cash flows.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	October 3,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$110,409	$—
Other short-term borrowings	88	341
	$110,497	$341

The 7.50% senior debentures are not redeemable prior to their maturity.

The company maintains uncommitted lines of credit with financial institutions that provide for an aggregate borrowing capacity of approximately $160.0 million. Borrowings under these arrangements are subject to the discretion of the respective lenders, including the decision to extend, reduce, or terminate credit at any time. During 2026, the aggregate borrowing capacity under these agreements was reduced from $560.0 million to $160.0 million.

There were no outstanding borrowings under these uncommitted lines of credit as of October 3, 2026, and December 31, 2025. Borrowings under these arrangements are generally short-term in nature, with maturity dates and interest rates determined at the time of borrowing. The company’s weighted-average effective interest rate on borrowings outstanding under these arrangements was 4.66% and 4.37% at October 3, 2026, and December 31, 2025, respectively.

The company has a commercial paper program, and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility. The company had no outstanding borrowings under this program at October 3, 2026, and December 31, 2025. The commercial paper program had a weighted-average effective interest rate of 4.24% and 4.26% at October 3, 2026 and December 31, 2025, respectively.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term debt consists of the following:

	October 3,	December 31,
(thousands)	2026	2025
North American asset securitization program	$638,000	$970,000
7.50% senior debentures, due January 2027	—	110,348
3.875% notes, due 2028	499,028	498,480
5.15% notes, due 2029	496,875	496,142
2.95% notes, due 2032	496,561	496,131
5.875% notes, due 2034	495,776	495,430
Other obligations with various interest rates and due dates	15,243	18,184
	$2,641,483	$3,084,715

The 7.50% senior debentures are not redeemable prior to their maturity. All other notes may be called at the option of the company subject to “make whole” clauses.

The estimated fair market value of long-term debt, using quoted market prices, is as follows:

	October 3,	December 31,
(thousands)	2026	2025
7.50% senior debentures, due January 2027	$—	$114,000
3.875% notes, due 2028	491,000	496,500
5.15% notes, due 2029	492,500	511,500
2.95% notes, due 2032	428,000	447,500
5.875% notes, due 2034	488,500	522,500

The carrying amount of the company’s other short-term borrowings; 7.50% senior debentures, due January 2027; North American asset securitization program; and other obligations approximate their fair value.

The company has a $2.0 billion revolving credit facility maturing in June 2030. The facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company’s commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or SOFR, plus a spread (1.08% at October 3, 2026), which is based on the company’s credit ratings, or a weighted-average effective interest rate of 5.13% and 5.01% at October 3, 2026, and December 31, 2025, respectively. The facility fee, which is based on the company’s credit ratings, was 0.175% of the total borrowing capacity at October 3, 2026. The company had no outstanding borrowings under the revolving credit facility at October 3, 2026, and December 31, 2025.

The company has a North American asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2026, the company amended its North American asset securitization program to increase its borrowing capacity from $1.5 billion to $1.75 billion and extend its maturity from September 2027 to August 2029. The program is conducted through AFC, a wholly-owned, bankruptcy-remote subsidiary. The North American asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (0.85% at October 3, 2026) or an effective interest rate of 4.76% at October 3, 2026. The effective interest rate was 4.19% at December 31, 2025. The facility fee is calculated on a daily basis on the unused portion of the loan at a rate ranging from 0.30% to 0.40%, depending on the unused amount.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company had $638.0 million in outstanding borrowings under the North American asset securitization program at October 3, 2026, and $970.0 million in outstanding borrowings at December 31, 2025, which was included in “Long-term debt” on the company’s consolidated balance sheets. Total collateralized accounts receivable of approximately $4.1 billion and $3.0 billion were held by AFC and were included in “Accounts receivable, net” on the company’s consolidated balance sheets at October 3, 2026, and December 31, 2025, respectively. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings of the company before repayment of any outstanding borrowings under the North American asset securitization program.

Both the revolving credit facility and North American asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. As of October 3, 2026, the company was in compliance with all such financial covenants.

In the second quarter of 2025, the company repaid $350.0 million principal amount of its 4.00% notes due April 2025.

Interest and dividend income of $21.4 million and $68.5 million for the third quarter and first nine months of 2026, respectively, and $9.9 million and $28.4 million for the third quarter and first nine months of 2025, respectively, were recorded in “Interest and other financing expense, net” within the company’s consolidated statements of operations. The increase for the third quarter and first nine months of 2026, compared to the year-earlier periods, was primarily due to an increase in interest income due to higher cash balances within cash pooling accounts. The increase for the first nine months compared to the year-earlier period was also driven by interest income on outstanding tariff receivables collected during the period related to the Global Components supply chain services offerings.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at October 3, 2026:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$14,088	$—	$—	$14,088
Equity investments (b)	Other assets	44,917	—	—	44,917
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	22,286	—	22,286
		$59,005	$22,286	$—	$81,291

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents assets measured at fair value on a recurring basis at December 31, 2025:

(thousands)	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents	$11,412	$—	$—	$11,412
Equity investments (b)	Other assets	41,787	—	—	41,787
Foreign exchange contracts designated as net investment hedges	Other assets / other current assets	—	16,816	—	16,816
		$53,199	$16,816	$—	$70,015
(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.
(b)	The company has an approximately 9.0% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded unrealized gains of $2.1 million and $7.0 million for the third quarter and first nine months of 2026, respectively, and $3.6 million and $4.1 million for the third quarter and first nine months of 2025, respectively, on equity securities held at the end of the quarter.

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

Interest Rate Swaps

The company manages the risk of variability in interest rates of future expected debt issuances by entering into various forward-starting interest rate swaps, designated as cash flow hedges. Changes in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Accumulated other comprehensive loss” and will be reclassified into income over the life of the anticipated debt issuance or in the period the hedged forecasted cash flows are deemed no longer probable to occur. Reclassified gains and losses are recorded within the line item “Interest and other financing expense, net” in the consolidated statements of operations. The fair value of interest rate swaps is estimated using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads. There were no outstanding interest rate swaps as of October 3, 2026.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can differ from the currency used to purchase the product or where the currency used to pay employee compensation can differ from the functional currency of a wholly-owned subsidiary. The company’s primary exposures to such transactions are denominated primarily in the following currencies: Euro and Indian Rupee. The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to facilitate the hedging of foreign currency exposures resulting from purchases of products, sales, and expenses. The company also uses foreign exchange contracts to hedge its net investments in foreign operations against future changes in exchange rates. Except for the net investment hedges, the foreign exchange contracts generally have terms of no more than three years. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using foreign currency spot rates and forward rate quotes by third-party financial institutions. The notional amount of the foreign exchange contracts inclusive of foreign exchange contracts designated as a net investment hedge was $1.1 billion at October 3, 2026 and December 31, 2025.

Gains and losses related to non-designated foreign currency exchange contracts are generally recorded in “Cost of sales” on the company’s consolidated statements of operations. Gains and losses related to foreign currency exchange contracts designated as cash flow hedges are recorded in “Cost of sales,” “Selling, general, and administrative,” and “Interest and other financing expense, net” based upon the nature of the underlying hedged transaction, on the company’s consolidated statements of operations. Gains or losses on these contracts are deferred and recognized when the underlying future purchase, sale or expense is recognized or when the corresponding asset or liability is revalued, and were not material to the financial statements for the periods presented.

The following foreign exchange contracts were designated as net investment hedges, hedging a portion of the company’s net investments in subsidiaries with Euro-denominated net assets:

	Notional Amount (thousands)
Maturity Date	October 3, 2026		December 31, 2025
January 2028	EUR	100,000	EUR	100,000

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of derivative instruments on the company’s consolidated statements of operations and other comprehensive income are as follows:

		Quarter Ended		Nine Months Ended
		October 3,	September 27,	October 3,	September 27,
(thousands)	Income Statement Line	2026	2025	2026	2025
Gain Recognized in Income
Foreign exchange contracts, net investment hedge (a)	Interest and other financing expense, net	$671	$671	$2,013	$2,759
Interest rate swaps, cash flow hedge (b)	Interest and other financing expense, net	597	565	1,768	1,672
		$1,268	$1,236	$3,781	$4,431
Gain (loss) Recognized in Other Comprehensive Income before reclassifications, net of tax
Foreign exchange contracts, net investment hedge (c)		$1,665	$951	$4,157	$(9,616)
		$1,665	$951	$4,157	$(9,616)

(a)	Represents derivative amounts excluded from the assessment of effectiveness for the net investment hedges reclassified from CTA to “Interest and other financing expense, net.”
(b)	Represents amortization of derivative gains and losses on the termination of interest rate swaps.
(c)	Includes derivative gains (losses) excluded from the assessment of effectiveness for the net investment hedges and recognized in other comprehensive income, net of tax, of $0.3 million and $0.4 million for the third quarter and first nine months of 2026, respectively, and $0.8 million and ($10.0) million for the third quarter and first nine months of 2025, respectively.

Other

The carrying amount of “Cash and cash equivalents,” “Accounts receivable, net,” and “Accounts payable” approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$530	$34,628	$49,941	$63,259
Other plans (b)	4,196	170	9,249	2,053
Other expenses
Operating expense reduction costs not related to restructuring initiatives (c)	(53)	(1,382)	438	546
Other charges	361	2,232	6,209	9,022
	$5,034	$35,648	$65,837	$74,880
(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to the termination of personnel not included in the Operating Expense Efficiency Plan.
(c)	As of October 3, 2026, the accrued liabilities related to these costs totaled $11.7 million and substantially all accrued amounts are expected to be spent in cash within two years.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent to the balance sheet date, the company incurred a $41.2 million charge to terminate a certain contract related to underperforming multi-year non-cancellable purchase obligations, that will be recorded in “Restructuring, integration, and other” within the company’s consolidated statements of operations in the fourth quarter of 2026.

Operating Expense Efficiency Plan

On October 31, 2024, in response to evolving business needs and as part of an initiative to optimize operating expenses, the company announced a multi-year restructuring plan (the “Operating Expense Efficiency Plan” or “the Plan”), which was substantially complete as of July 4, 2026. For more details on the Plan, refer to Part II, Item 8 - Note 9 “Restructuring, Integration, and Other” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following table presents the costs related to the Operating Expense Efficiency Plan:

	Quarter Ended		Nine Months Ended		Total Cost
	October 3,	September 27,	October 3,	September 27,	Incurred to
(thousands)	2026	2025	2026	2025	Date
Employee severance and benefit costs (a)	$530	$28,334	$16,835	$47,747	$101,840
Inventory (recoveries) write-downs (b)	(3,939)	(1,989)	(9,157)	(6,628)	30,921
Business wind down costs (a) (c)	-	-	22,830	-	27,475
Other costs (a) (d)	-	6,294	10,276	15,512	36,987
	$(3,409)	$32,639	$40,784	$56,631	$197,223
(a)	Represents amounts included in “Restructuring, integration, and other” on the company’s consolidated statements of operations.
(b)	Represents amounts included in “Cost of sales” on the company’s consolidated statements of operations.
(c)	Business wind down costs consist primarily of CTA write-offs and asset impairments.
(d)	Other costs consist primarily of consulting and other professional fees and early lease termination fees.

The following table presents the activity in the restructuring, integration, and other accruals related to the Operating Expense Efficiency Plan:

(thousands)	Employee Severance and Benefit Costs	Inventory Recoveries	Business Wind Down Costs	Other Costs	Total
Balance at December 31, 2025	$51,247	$-	$-	$5,227	$56,474
Restructuring related charges	16,835	(9,157)	22,830	10,276	40,784
Asset write-offs and other non-cash activity	-	-	(22,830)	-	(22,830)
Cash (payments) receipts	(43,368)	9,157	-	(15,309)	(49,520)
Foreign currency translations	(2,038)	-	-	(42)	(2,080)
Balance at October 3, 2026	$22,676	$-	$-	$152	$22,828

Substantially all amounts accrued at October 3, 2026 related to the Operating Expense Efficiency Plan are expected to be paid in cash within two years.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the computation of net income per share on a basic and diluted basis:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands except per share data)	2026	2025	2026	2025
Net income attributable to shareholders	$318,375	$109,193	$826,192	$376,662
Weighted-average shares outstanding - basic	50,953	51,695	51,195	51,935
Net effect of dilutive stock-based compensation awards	662	446	526	446
Weighted-average shares outstanding - diluted	51,615	52,141	51,721	52,381
Net income per share:
Basic	$6.25	$2.11	$16.14	$7.25
Diluted (a)	$6.17	$2.09	$15.97	$7.19

(a) Equity awards excluded from diluted net income per share as their effect would have been anti-dilutive	-	1	69	38

Note K – Shareholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in Accumulated other comprehensive (loss) income, excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Foreign Currency Translation Adjustment and Other:
Other comprehensive (loss) income before reclassifications (a)	$(50,928)	$(32,101)	$(119,288)	$360,249
Amounts reclassified into income	1,336	242	25,906	3,616
Gain (loss) on Foreign Exchange Contracts Designated as Net Investment Hedges, Net:
Other comprehensive income (loss) before reclassifications (b)	1,665	951	4,157	(9,616)
Amounts reclassified into income	(510)	(511)	(1,529)	(2,100)
Loss on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Amounts reclassified into income	(455)	(430)	(1,344)	(1,273)
Post-retirement Expense Items, Net:
Amounts reclassified into income	(86)	(345)	(276)	(1,054)
Net change in Accumulated other comprehensive (loss) income	$(48,978)	$(32,194)	$(92,374)	$349,822
(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $0.3 million and $0.1 million for the third quarter and first nine months of 2026, respectively, and $1.1 million and $35.7 million for the third quarter and first nine months of 2025, respectively.
(b)	For additional information related to net investment hedges and interest rate swaps refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Outstanding Activity

The following tables set forth the activity in the number of shares outstanding:

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2025	55,838	4,768	51,070
Shares issued for stock-based compensation awards	169	(57)	226
Repurchases of common stock	—	212	(212)
Common stock outstanding at April 4, 2026	56,007	4,923	51,084
Shares issued for stock-based compensation awards	87	(3)	90
Repurchases of common stock	—	199	(199)
Common stock outstanding at July 4, 2026	56,094	5,119	50,975
Shares issued for stock-based compensation awards	41	(2)	43
Repurchases of common stock	—	460	(460)
Common stock outstanding at October 3, 2026	56,135	5,577	50,558

	Common		Common
	Stock	Treasury	Stock
(thousands)	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2024	55,592	3,420	52,172
Shares issued for stock-based compensation awards	195	(28)	223
Repurchases of common stock	—	528	(528)
Common stock outstanding at March 29, 2025	55,787	3,920	51,867
Shares issued for stock-based compensation awards	28	(23)	51
Repurchases of common stock	—	417	(417)
Common stock outstanding at June 28, 2025	55,815	4,314	51,501
Shares issued for stock-based compensation awards	12	(3)	15
Repurchases of common stock	—	5	(5)
Common stock outstanding at September 27, 2025	55,827	4,316	51,511

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

The following table shows the company’s share repurchase program as of October 3, 2026:

			Approximate
			Dollar Value of
	Dollar Value	Dollar Value of	Shares that May
	Approved for	Shares	Yet be Purchased
Share Repurchase Details by Month of Board Approval (thousands)	Repurchase	Repurchased	Under the Program
January 2023	$1,000,000	$852,113	$—
May 2026	1,000,000	136,645	863,355

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the third quarter of 2026, under the May 2026 program, the company repurchased 0.4 million shares of its common stock for $92.7 million, excluding excise taxes. During the first nine months of 2026, under the January 2023 program, the company repurchased 0.2 million shares of its common stock for $25.0 million and under the May 2026 program, the company repurchased 0.6 million shares of its common stock for $135.5 million, excluding excise taxes.

The company accrued $1.1 million of excise tax, during the first nine months of 2026, which is recorded within “Treasury stock” on the company’s consolidated balance sheets and reduces the share repurchase authorization, as the excise tax is a part of the overall cost of acquiring treasury shares.

Note L – Contingencies

Environmental Matters

The company has accrued liabilities of $23.8 million for ongoing environmental remediation efforts at sites in Huntsville, Alabama (the “Huntsville site”) and Norco, California (the “Norco site”) at which contaminated soil and groundwater was identified. The contamination, which ended prior to 2000, related to activities of certain subsidiaries before they were acquired by Arrow. Remediation efforts began in 2015 and 2003 at the Huntsville site and Norco site, respectively, and are progressing under action plans monitored by local environmental agencies.

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

To date, the company has spent approximately $9.8 million and $91.0 million related to environmental costs at the Huntsville site and the Norco site, respectively. The subsequent environmental costs are estimated to be between $4.6 million and $16.3 million at the Huntsville site and between $19.2 million and $36.6 million at the Norco site.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.

Note M – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company organizes its operations by geographic region and global business lines. The company’s operating segments reflect the way the chief executive officer (CODM as defined in ASC 280, Segment Reporting) reviews financial information, makes operating decisions and assesses business performance. In identifying operating segments, the company also considers its annual budgeting and forecasting process; management reporting structure; the basis on which management compensation is determined; information presented to the Board of Directors; and similarities such as the nature of products, technology, other shared resources, and customer base. The company concluded that identifying operating segments by major geographic region within each of the company’s major businesses was consistent with the objectives of ASC 280 and it has aggregated geographic operating segments within Global Components and Global ECS based on similar characteristics including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers.

Global Components, enabled by a comprehensive range of value-added capabilities and services, markets and distributes electronic components to OEMs and EMS providers. Global ECS is a leading provider of comprehensive computing solutions and value-added services which brings broad market access, extensive supplier relationships, scale, and value-added solutions to help its VARs and MSPs meet the needs of their end-users through a portfolio that includes datacenter, cloud, security, and analytics solutions.

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

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Sales:
Components:
Americas	$2,703,157	$1,708,840	$7,469,825	$4,984,932
EMEA	2,036,976	1,443,607	5,740,939	4,210,552
Asia/Pacific	3,202,459	2,403,945	8,737,788	6,423,528
Global Components	$7,942,592	$5,556,392	$21,948,552	$15,619,012

ECS:
Americas	$1,300,944	$1,021,950	$3,621,507	$2,984,638
EMEA	1,474,203	1,134,199	4,613,465	3,502,855
Global ECS	$2,775,147	$2,156,149	$8,234,972	$6,487,493
Total	$10,717,739	$7,712,541	$30,183,524	$22,106,505

Sales by country are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(thousands)	2026	2025	2026	2025
Sales:
China and Hong Kong	$1,383,761	$1,210,685	$3,909,209	$3,227,276
Germany	1,027,040	821,256	3,056,493	2,331,610
Other	4,412,710	3,075,995	12,570,703	9,015,217
Total foreign	$6,823,511	$5,107,936	$19,536,405	$14,574,103
United States	3,894,228	2,604,605	10,647,119	7,532,402
Total	$10,717,739	$7,712,541	$30,183,524	$22,106,505

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of operations by segment are as follows:

	Quarter Ended
	October 3, 2026
(thousands)	Global Components	Global ECS	Total
Sales	$7,942,592	$2,775,147	$10,717,739
Cost of sales	7,063,831	2,494,576	9,558,407
Gross profit (a) (b)	878,761	280,571	1,159,332
Gross profit margin	11.1%	10.1%	10.8%
Segment operating expenses (c)	465,729	182,353	648,082
Segment operating income	$413,032	$98,218	$511,250
Segment operating income margin	5.2%	3.5%	4.8%
Reconciliation of segment operating income
Corporate operating expenses (d)			(80,993)
Consolidated operating income			$430,257
Equity in earnings of affiliated companies			1,693
Gain on investments, net			2,893
Post-retirement expense			(999)
Interest and other financing expense, net			(40,138)
Consolidated income before taxes			$393,706

	Quarter Ended
	September 27, 2025
(thousands)	Global Components	Global ECS	Total
Sales	$5,556,392	$2,156,149	$7,712,541
Cost of sales	4,947,291	1,929,936	6,877,227
Gross profit (a) (b)	609,101	226,213	835,314
Gross profit margin	11.0%	10.5%	10.8%
Segment operating expenses (c)	411,746	162,469	574,215
Segment operating income	$197,355	$63,744	$261,099
Segment operating income margin	3.6%	3.0%	3.4%
Reconciliation of segment operating income
Corporate operating expenses (d)			(82,092)
Consolidated operating income			$179,007
Equity in earnings of affiliated companies			463
Gain on investments, net			4,859
Post-retirement expense			(664)
Interest and other financing expense, net			(54,875)
Consolidated income before taxes			$128,790

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	October 3, 2026
(thousands)	Global Components	Global ECS	Total
Sales	$21,948,552	$8,234,972	$30,183,524
Cost of sales	19,406,540	7,401,983	26,808,523
Gross profit (a) (b)	2,542,012	832,989	3,375,001
Gross profit margin	11.6%	10.1%	11.2%
Segment operating expenses (c)	1,369,186	545,658	1,914,844
Segment operating income	$1,172,826	$287,331	$1,460,157
Segment operating income margin	5.3%	3.5%	4.8%
Reconciliation of segment operating income
Corporate operating expenses (d)			(290,965)
Consolidated operating income			$1,169,192
Equity in earnings of affiliated companies			4,654
Gain on investments, net			9,145
Post-retirement expense			(2,960)
Interest and other financing expense, net			(125,919)
Consolidated income before taxes			$1,054,112

	Nine Months Ended
	September 27, 2025
(thousands)	Global Components	Global ECS	Total
Sales	$15,619,012	$6,487,493	$22,106,505
Cost of sales	13,863,512	5,785,030	19,648,542
Gross profit (a) (b)	1,755,500	702,463	2,457,963
Gross profit margin	11.2%	10.8%	11.1%
Segment operating expenses (c)	1,199,952	464,436	1,664,388
Segment operating income	$555,548	$238,027	$793,575
Segment operating income margin	3.6%	3.7%	3.6%
Reconciliation of segment operating income
Corporate operating expenses (d)			(265,429)
Consolidated operating income			$528,146
Equity in earnings of affiliated companies			1,124
Gain on investments, net			108,975
Post-retirement expense			(1,950)
Interest and other financing expense, net			(171,340)
Consolidated income before taxes			$464,955

(a)	Global ECS gross profit includes costs related to the underperformance of certain non-cancellable multi-year purchase obligations, where the quarterly fee was in excess of the margin realized, in the amount of $3.8 million and $52.1 million for the third quarter and first nine months of 2026, respectively, and $12.6 million and $18.3 million, for the third quarter and first nine months of 2025, respectively.
(b)	Global Components gross profit includes $3.9 million and $9.2 million in inventory recoveries related to the wind down of a business for the third quarter and first nine months of 2026, respectively, and $2.0 million and $6.6 million in inventory recoveries related to the wind down of a business for the third quarter and first nine months of 2025, respectively.
(c)	Segment operating expenses primarily include employee-related expenses and depreciation and amortization.
(d)	Corporate unallocated operating expenses includes restructuring, integration, and other charges of $5.0 million and $65.8 million for the third quarter and first nine months of 2026, respectively, and $35.6 million and $74.9 million for the third quarter and first nine months of 2025, respectively. Refer to Note I – “Restructuring, Integration, and Other”.

Index to Notes

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total assets, by segment, are as follows:

	October 3,	December 31,
(thousands)	2026	2025
Total assets:
Global Components	$38,087,594	$21,222,941
Global ECS	6,468,553	7,355,089
Total segment assets	$44,556,147	$28,578,030
Other assets (a)	491,148	500,108
Consolidated assets	$45,047,295	$29,078,138
(a)	Other assets include Corporate unallocated assets.

Long-lived assets by country are as follows:

	October 3,	December 31,
(thousands)	2026	2025
Long-lived assets:
France	$102,266	$100,493
Netherlands	68,959	79,339
Other	221,581	233,740
Total foreign	$392,806	$413,572
United States	283,810	309,901
Total	$676,616	$723,473

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

This report includes “forward-looking statements,” as the term is defined under the federal securities laws. Forward-looking statements are those statements which are not statements of historical or current fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “would,” “could,” “believes,” “seeks,” “projected,” “potential,” “estimates,” and similar expressions. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: unfavorable economic conditions or changes, including those that may occur in connection with recession, inflation, tax rates, foreign currency exchange rates, or the availability of capital; impacts of military conflict and sanctions; political instability and changes; trade protection measures, tariffs, increased trade tensions, trade agreements and policies, and other restrictions, duties, and value-added taxes, and the associated macroeconomic impacts; disruptions, shortages, or inefficiencies in the supply chain; non-compliance with certain laws, regulations, or executive orders, such as trade, export, antitrust, and anti-corruption laws, or regulatory restrictions relating to the company or its subsidiaries or the permissibility of third parties to transact therewith; the inability to realize sufficient sales to cover non-cancellable purchase obligations under certain ECS distribution agreements; changes in product supply, pricing, and customer demand; increased profit-margin pressure resulting from industry conditions, competition, or other factors; other vagaries in the Global Components and the Global ECS markets; management transitions; changes to applicable laws, regulations, executive orders, or rules relating to government contractors and the resulting legal and reputational exposure, including but not limited to those relating to artificial intelligence, environmental, social, governance, cybersecurity, and data privacy issues; changes in relationships with key suppliers; commercial disputes, patent infringement claims, product liability lawsuits, or other legal proceedings; foreign tax and other loss contingencies; failure, disruption, or compromise of the company’s information systems or those of a third-party service provider, including unauthorized use or disclosure of company, supplier, or customer information; outbreaks, epidemics, pandemics, or public health crises; the effects of natural or man-made catastrophic events; and the company’s ability to generate positive cash flow. For a further discussion of these and other factors that could cause the company’s future results to differ materially from any forward-looking statements, see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the company’s most recent Annual Report on Form 10-K, as well as in other filings the company makes with the Securities and Exchange Commission. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with GAAP, the company also discloses certain non-GAAP financial information in the sections below captioned “Sales by Reportable Segment,” “Gross Profit,” “Operating Expenses,” “Operating Income,” “Income Tax,” and “Net Income Attributable to Shareholders.” Refer to these sections below for reconciliations of non-GAAP financial measures to the most directly comparable reported GAAP financial measures. Non-GAAP financial information includes the following:

●	Non-GAAP sales exclude the impact of changes in foreign currencies by retranslating prior period results at current period foreign exchange rates.
●	Non-GAAP gross profit excludes inventory recoveries related to the wind down of businesses within Global Components (“impact of wind down to inventory”) and impact of changes in foreign currencies.
●	Non-GAAP operating expenses exclude identifiable intangible asset amortization; restructuring, integration, and other; and impact of changes in foreign currencies.
●	Non-GAAP operating income excludes identifiable intangible asset amortization; restructuring, integration, and other; and impact of wind down to inventory.

●	Non-GAAP effective income tax rate and non-GAAP net income attributable to shareholders exclude identifiable intangible asset amortization; restructuring, integration, and other; impact of wind down to inventory; gain on investments, net; and tax adjustments related to the U.S. federal tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act (“impact of TCJA Tax Act settlements”).

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

The company has two reportable segments, Global Components and Global ECS. Global Components, enabled by an extensive portfolio of value-added capabilities and services, markets and distributes electronic components primarily to OEMs and EMS providers. Global ECS is a leading value-added provider of comprehensive computing solutions and services. Its portfolio includes datacenter, cloud, security, and analytics solutions. Global ECS offers broad market access, extensive supplier relationships, scale, and value-added solutions to enable its VARs and MSPs to meet the needs of their end-users. For the third quarter of 2026, approximately 74% and 26% of the company’s sales were from Global Components and Global ECS, respectively.

The company’s strategic initiatives include:

Global Components:

●	Shifting toward an increased mix of higher-margin value-added services, including engineering, integration, and supply chain services by offering procurement, logistics, warehousing, and insights from data analytics, which generally leads to longer and more profitable relationships with the company’s suppliers and customers.

●	Striving to further penetrate the market for IP&E, which tends to be a margin-accretive segment of the broader available market.

Global ECS:

●	Enabling customer cloud-based solutions through ArrowSphere, the company’s cloud marketplace and management platform, which helps VARs and MSPs to manage, differentiate, and scale their cloud businesses while providing the business intelligence and tools that IT solution providers need to drive growth. ArrowSphere includes an AI-enabled digital go-to-market platform aimed at helping the company’s channel partners sell and support a variety of cloud offerings at higher rates.

●	Providing value-added distribution services including sales and marketing, demand generation, support and managed services, digital platforms, and other services on behalf of certain suppliers.

Executive Summary

	Quarter Ended				Nine Months Ended
	October 3,	September 27,			October 3,	September 27,
(millions except per share data)	2026	2025	Change		2026	2025	Change
Consolidated sales	$10,718	$7,713	39.0%		$30,184	$22,107	36.5%
Global Components sales	$7,943	$5,556	42.9%		$21,949	$15,619	40.5%
Global ECS sales	$2,775	$2,156	28.7%		$8,235	$6,487	26.9%
Gross profit margin	10.8%	10.8%	flat		11.2%	11.1%	10	bps
Non-GAAP gross profit margin	10.8%	10.8%	flat		11.2%	11.1%	10	bps
Operating income	$430	$179	140.4%		$1,169	$528	121.4%
Operating income margin	4.0%	2.3%	170	bps	3.9%	2.4%	150	bps
Non-GAAP operating income	$436	$217	100.6%		$1,240	$612	102.8%
Non-GAAP operating income margin	4.1%	2.8%	130	bps	4.1%	2.8%	130	bps
Net income attributable to shareholders	$318	$109	191.6%		$826	$377	119.3%
Earnings per share attributable to shareholders - diluted	$6.17	$2.09	195.2%		$15.97	$7.19	122.1%
Non-GAAP net income attributable to shareholders	$321	$126	155.3%		$874	$348	151.1%
Non-GAAP earnings per share attributable to shareholders - diluted	$6.22	$2.41	158.1%		$16.89	$6.64	154.4%

The sum of sales by reportable segments may not agree to consolidated sales, as presented, due to rounding.

During the third quarter and first nine months of 2026, compared to the year-earlier periods, changes in foreign currencies decreased sales by approximately $10.3 million and increased sales by approximately $356.7 million, respectively, and increased operating income by $0.6 million and $11.5 million, respectively. During the third quarter and first nine months of 2026, changes in foreign currencies increased earnings per share on a diluted basis by $0.02 and $0.18, respectively, compared to the year-earlier periods.

Business environment and other trends:

●	In the first nine months of 2026, the company continued to experience stronger demand trends as a result of sustained market strength in all regions within Global Components. As the market strength continues, the company is prioritizing profitable growth through careful management of mix, costs, and working capital and also through aligning investments with the pace of demand. The company expects stronger demand trends to continue in the coming quarters but due to continuing geopolitical and economic uncertainty, the company cannot currently predict the duration of or the extent to which these demand trends may impact future results.
●	In the first nine months of 2026, Global Components and Global ECS benefited from increased demand related to AI, due to widespread rapid expansion of AI infrastructure. This increased demand is contributing to constrained inventory, price inflation and extended lead times. The company expects the AI demand trend to continue in the coming quarters, but results will depend on future developments that are highly uncertain and cannot be predicted with confidence.
●	Within Global ECS, the company is party to certain multi-year non-cancellable purchase obligations through 2032, designating it as the exclusive partner to sell certain suppliers’ products and IT solutions. Beginning in the third quarter of 2025, the company recorded losses due to lower profit performance on certain of these contracts, which negatively impacted gross profit margins. Arrow is focusing on optimizing, enhancing, and scaling these offerings; and the company amended one and terminated another of these underperforming contracts with one of its supplier partners. However, due to the length and expected variability in the margins related to these contracts, their long-term performance cannot be reasonably estimated at this time, and the company could incur additional associated losses in future quarters.
●	The company’s global business continues to face uncertainty around ongoing developments related to U.S. and foreign tariff policies and is continuing to evaluate and further implement mitigating actions, including supply chain optimization and improved solutions around processing tariffs. Given the uncertain and evolving nature of U.S. and foreign tariff policies, the company cannot currently predict how tariffs may impact future quarters. Refer to Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion related to tariffs and tariff drawbacks.

Results of Operations

Sales by Reportable Segment

Following is an analysis of the company’s sales by reportable segment:

	Quarter Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
(millions)	2026	2025	Change	2026	2025	Change
Consolidated sales, as reported	$10,718	$7,713	39.0%	$30,184	$22,107	36.5%
Impact of changes in foreign currencies	—	(10)		—	357
Non-GAAP consolidated sales	$10,718	$7,702	39.2%	$30,184	$22,463	34.4%

Global Components sales, as reported	$7,943	$5,556	42.9%	$21,949	$15,619	40.5%
Impact of changes in foreign currencies	—	4		—	218
Non-GAAP Global Components sales	$7,943	$5,561	42.8%	$21,949	$15,837	38.6%

Global ECS sales, as reported	$2,775	$2,156	28.7%	$8,235	$6,487	26.9%
Impact of changes in foreign currencies	—	(14)		—	139
Non-GAAP Global ECS sales	$2,775	$2,142	29.6%	$8,235	$6,626	24.3%

The sum of the components for sales, as reported, and sales on a non-GAAP basis may not agree to totals, as presented, due to rounding.

Reportable Segment Sales by Geographic Region

Following is an analysis of the company’s reportable segment sales by geographic region:

	Quarter Ended					Nine Months Ended
	October 3,		September 27,			October 3,		September 27,
	2026		2025			2026		2025
(millions)	Sales	% of Sales	Sales	% of Sales	Change	Sales	% of Sales	Sales	% of Sales	Change
Americas Components sales	$2,703	25.2%	$1,709	22.2%	58.2%	$7,470	24.7%	$4,985	22.5%	49.8%
EMEA Components sales	2,037	19.0%	1,444	18.7%	41.1%	5,741	19.0%	4,211	19.1%	36.3%
Asia/Pacific Components sales	3,202	29.9%	2,404	31.2%	33.2%	8,738	28.9%	6,424	29.1%	36.0%
Global Components sales	$7,943	74.1%	$5,556	72.0%	42.9%	$21,949	72.7%	$15,619	70.7%	40.5%

Americas ECS sales	$1,301	12.1%	$1,022	13.3%	27.3%	$3,622	12.0%	$2,985	13.5%	21.3%
EMEA ECS sales	1,474	13.8%	1,134	14.7%	30.0%	4,613	15.3%	3,503	15.8%	31.7%
Global ECS sales	$2,775	25.9%	$2,156	28.0%	28.7%	$8,235	27.3%	$6,487	29.3%	26.9%
Consolidated sales	$10,718	100.0%	$7,713	100.0%	39.0%	$30,184	100.0%	$22,107	100.0%	36.5%

The sum of the components for sales by geographic region and consolidated sales may not agree to totals, as presented, due to rounding.

The increase in Global Components sales for the third quarter and first nine months of 2026, compared to the year-earlier periods, was primarily due to increased demand related to sustained market strength and AI-related growth. Global Components sales increased most notably in the following verticals:

●	aerospace and defense, industrial, transportation, and computing in the Americas region;
●	industrial, transportation, and aerospace and defense in the EMEA region; and
●	computing, industrial, transportation, consumer, and networking and communications in the Asia/Pacific region.

The increase in Global ECS sales for the third quarter and first nine months of 2026, compared to the year-earlier periods, was primarily attributable to growth across most major technologies, most notably, cloud-based solutions, cyber security, data protection, data intelligence, storage, and infrastructure software. Additionally, as a result of the timing of the quarter end, the first nine months of 2026 included four extra shipping days compared to the first nine months of 2025, which increased Global ECS sales.

Gross Billings

Following is an analysis of gross billings by geographic region for Global ECS:

	Quarter Ended			Nine Months Ended
	October 3,	September 27,		October 3,	September 27,
(millions)	2026	2025	Change	2026	2025	Change
Americas ECS gross billings	$2,907	$2,713	7.1%	$8,560	$7,565	13.2%
EMEA ECS gross billings	3,028	2,477	22.3%	9,665	7,404	30.5%
Global ECS gross billings	$5,936	$5,190	14.4%	$18,225	$14,969	21.8%

The sum of the components for Global ECS gross billings may not agree to totals, as presented, due to rounding.

Gross Profit

Following is an analysis of the company’s gross profit by reportable segment:

	Quarter Ended				Nine Months Ended
	October 3,	September 27,			October 3,	September 27,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated gross profit, as reported	$1,159	$835	38.8%		$3,375	$2,458	37.3%
Impact of wind down to inventory	(4)	(2)			(9)	(6)
Impact of changes in foreign currencies	—	(1)			—	43
Non-GAAP consolidated gross profit	$1,155	$833	38.8%		$3,366	$2,495	34.9%
Consolidated gross profit as a percentage of sales, as reported	10.8%	10.8%	flat		11.2%	11.1%	10	bps
Non-GAAP consolidated gross profit as a percentage of sales	10.8%	10.8%	flat		11.2%	11.1%	10	bps

Global Components gross profit, as reported	$879	$609	44.3%		$2,542	$1,755	44.8%
Impact of wind down to inventory	(4)	(2)			(9)	(7)
Impact of changes in foreign currencies	—	1			—	26
Non-GAAP Global Components gross profit	$875	$608	43.9%		$2,533	$1,775	42.7%
Global Components gross profit as a percentage of sales, as reported	11.1%	11.0%	10	bps	11.6%	11.2%	40	bps
Non-GAAP Global Components gross profit as a percentage of sales	11.0%	10.9%	10	bps	11.5%	11.2%	30	bps

Global ECS gross profit, as reported	$281	$226	24.0%		$833	$702	18.6%
Impact of changes in foreign currencies	—	(2)			—	17
Non-GAAP Global ECS gross profit	$281	$224	25.0%		$833	$719	15.8%
Global ECS gross profit as a percentage of sales, as reported	10.1%	10.5%	(40)	bps	10.1%	10.8%	(70)	bps
Non-GAAP Global ECS gross profit as a percentage of sales	10.1%	10.5%	(40)	bps	10.1%	10.9%	(80)	bps

The sum of the components for non-GAAP gross profit may not agree to totals, as presented, due to rounding.

Global Components gross profit margins increased during the third quarter and first nine months of 2026, compared with the year-earlier periods, driven by favorable product and value-added services mix as a result of sustained market and AI-related growth as discussed above.

Global ECS gross profit margins decreased during the third quarter and first nine months of 2026, compared with the year-earlier periods, primarily due to a shift in sales mix towards more sales recognized on a gross basis in the EMEA region (refer to discussion of the company’s revenue recognition policy in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025). Additionally, during the first nine months of 2026, the decrease was due to cost related to the underperformance of certain non-cancellable multi-year purchase obligations, where the quarterly fee was in excess of the margin realized, in the amount of $3.8 million and $52.1 million for the third quarter and first nine months of 2026, respectively, and $12.6 million and $18.3 million, for the third quarter and first nine months of 2025, respectively.

Operating Expenses

Following is an analysis of the company’s operating expenses:

	Quarter Ended				Nine Months Ended
	October 3,	September 27,			October 3,	September 27,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated operating expenses, as reported	$729	$656	11.1%		$2,206	$1,930	14.3%
Identifiable intangible asset amortization	(5)	(5)			(14)	(15)
Restructuring, integration, and other	(5)	(36)			(66)	(75)
Impact of changes in foreign currencies	—	(1)			—	30
Non-GAAP consolidated operating expenses	$719	$615	17.0%		$2,126	$1,870	13.7%
Consolidated operating expenses as a percentage of sales	6.8%	8.5%	(170)	bps	7.3%	8.7%	(140)	bps
Non-GAAP consolidated operating expenses as a percentage of non-GAAP sales	6.7%	8.0%	(130)	bps	7.0%	8.3%	(130)	bps

Global Components operating expenses, as reported	$466	$412	13.1%		$1,369	$1,200	14.1%
Identifiable intangible asset amortization	(4)	(4)			(11)	(12)
Impact of changes in foreign currencies	—	—			—	19
Non-GAAP Global Components operating expenses	$462	$408	13.3%		$1,358	$1,207	12.5%
Global Components operating expenses as a percentage of sales	5.9%	7.4%	(150)	bps	6.2%	7.7%	(150)	bps
Non-GAAP Global Components operating expenses as a percentage of non-GAAP sales	5.8%	7.3%	(150)	bps	6.2%	7.6%	(140)	bps

Global ECS operating expenses, as reported	$182	$162	12.2%		$546	$464	17.5%
Identifiable intangible asset amortization	(1)	(1)			(3)	(3)
Impact of changes in foreign currencies	—	(1)			—	11
Non-GAAP Global ECS operating expenses	$181	$160	13.1%		$543	$473	14.8%
Global ECS operating expenses as a percentage of sales	6.6%	7.5%	(90)	bps	6.6%	7.2%	(60)	bps
Non-GAAP Global ECS operating expenses as a percentage of non-GAAP sales	6.5%	7.5%	(100)	bps	6.6%	7.1%	(50)	bps

Corporate operating expenses, as reported	$81	$82	(1.3)%		$291	$265	9.6%
Restructuring, integration, and other	(5)	(36)			(66)	(75)
Non-GAAP corporate operating expenses	$76	$46	63.6%		$225	$191	18.1%

The sum of the components for non-GAAP operating expenses may not agree to totals, as presented, due to rounding.

During the third quarter and first nine months of 2026, compared to the year-earlier periods, consolidated operating expenses increased primarily due to higher sales incentives and variable costs, in line with the increase in sales discussed above as well as changes in foreign currencies relative to the U.S. dollar. Additionally, Global ECS operating expenses increased due to higher employee-related costs and professional fees to expand the business related to multi-year non-cancellable purchase obligations. Corporate operating expenses increased primarily due to an increase in stock-based compensation expense, which was primarily attributable to equity-award forfeitures in 2025 that did not repeat in 2026.

Restructuring, Integration, and Other

Restructuring initiatives and integration costs are due to the company’s continued efforts to lower costs, drive operational efficiency, and consolidate certain operations, as necessary. The company recorded restructuring, integration, and other charges as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(millions)	2026	2025	2026	2025
Restructuring, integration and related costs
Operating Expense Efficiency Plan costs (a)	$1	$35	$50	$63
Other plans (b)	4	—	9	2
Other expenses
Operating expense reduction costs not related to restructuring initiatives (c)	—	(1)	—	1
Other charges	—	2	6	9
Total	$5	$36	$66	$75

The sum of the components for restructuring, integration, and other may not agree to totals, as presented, due to rounding.

(a)	See details related to the Operating Expense Efficiency Plan discussed below.
(b)	These costs are primarily related to the termination of personnel not included in the Operating Expense Efficiency Plan.
(c)	As of October 3, 2026, the accrued liabilities related to these costs totaled $11.7 million and substantially all accrued amounts are expected to be spent in cash within two years.

Subsequent to the balance sheet date, the company incurred a $41.2 million charge to terminate a certain contract related to underperforming multi-year non-cancellable purchase obligations, that will be recorded in “Restructuring, integration, and other” within the company’s consolidated statements of operations in the fourth quarter of 2026.

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

Operating Income

Following is an analysis of the company’s operating income by reportable segment:

	Quarter Ended				Nine Months Ended
	October 3,	September 27,			October 3,	September 27,
(millions)	2026	2025	Change		2026	2025	Change
Consolidated operating income, as reported	$430	$179	140.4%		$1,169	$528	121.4%
Identifiable intangible asset amortization	5	5			14	15
Restructuring, integration, and other	5	36			66	75
Impact of wind down to inventory	(4)	(2)			(9)	(7)
Non-GAAP consolidated operating income	$436	$217	100.6%		$1,240	$612	102.8%
Consolidated operating income as a percentage of sales	4.0%	2.3%	170	bps	3.9%	2.4%	150	bps
Non-GAAP consolidated operating income as a percentage of sales	4.1%	2.8%	130	bps	4.1%	2.8%	130	bps

Global Components operating income, as reported	$413	$197	109.3%		$1,173	$556	111.1%
Identifiable intangible asset amortization	4	4			11	12
Impact of wind down to inventory	(4)	(2)			(9)	(7)
Non-GAAP Global Components operating income	$413	$199	107.3%		$1,175	$561	109.4%
Global Components operating income as a percentage of sales	5.2%	3.6%	160	bps	5.3%	3.6%	170	bps
Non-GAAP Global Components operating income as a percentage of sales	5.2%	3.6%	160	bps	5.4%	3.6%	180	bps

Global ECS operating income, as reported	$98	$64	54.1%		$287	$238	20.7%
Identifiable intangible asset amortization	1	1			3	3
Non-GAAP Global ECS operating income	$99	$65	53.3%		$290	$241	20.5%
Global ECS operating income as a percentage of sales	3.5%	3.0%	50	bps	3.5%	3.7%	(20)	bps
Non-GAAP Global ECS operating income as a percentage of sales	3.6%	3.0%	60	bps	3.5%	3.7%	(20)	bps

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

The increase in consolidated operating income as a percentage of sales for the third quarter and first nine months of 2026 compared to the year-earlier periods relates primarily to the changes in sales discussed above.

Gain on Investments, Net

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(millions)	2026	2025	2026	2025
Gain on investments, net	$3	$5	$9	$109

The decrease in gain on investments for the first nine months of 2026 is primarily related to a $99.0 million gain on the sale of an investment in certain equity securities during the second quarter of 2025. Refer to Note D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(millions)	2026	2025	2026	2025
Interest and other financing expense, net	$(40)	$(55)	$(126)	$(171)

The decrease in interest and other financing expense, net for the third quarter and first nine months of 2026 compared to the year-earlier periods, is primarily related to lower average daily borrowings and reduced interest cost as a result of additional cash within cash pooling accounts. The decrease for the first nine months of 2026 compared to the year-earlier period was also driven by interest income on outstanding tariff receivables collected during the period related to the Global Components supply chain services offerings. Refer to the section below titled “Liquidity and Capital Resources” for more information on changes in borrowings.

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

Following is an analysis of the company’s consolidated effective income tax rate:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Effective income tax rate	19.1%	15.2%	21.5%	19.1%
Identifiable intangible asset amortization	0.1%	0.3%	0.1%	0.2%
Restructuring, integration, and other	—%	2.1%	0.2%	1.1%
Gain on investments, net	(0.1)%	(0.4)%	(0.1)%	(1.3)%
Impact of wind down to inventory	(0.1)%	(0.3)%	(0.1)%	(0.2)%
Impact of TCJA Tax Act settlements	—%	5.6%	—%	2.0%
Non-GAAP effective income tax rate	19.0%	22.5%	21.6%	20.9%

The sum of the components for non-GAAP effective income tax rate may not agree to totals, as presented, due to rounding.

The year-over-year change in the effective tax rate for the third quarter and first nine months of 2026 was primarily driven by a shift in jurisdictional mix of earnings, the impact of foreign currency exchange rate fluctuations in certain locations, and adjustments to reserves for uncertain tax positions, including resolution of tax audits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The OBBBA did not have a material impact on the company’s effective tax rate for the current quarter; however, the company will continue to monitor developments and evaluate any potential future impacts.

Net Income Attributable to Shareholders

Following is an analysis of the company’s consolidated net income attributable to shareholders:

	Quarter Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(millions)	2026	2025	2026	2025
Net income attributable to shareholders, as reported	$318	$109	$826	$377
Identifiable intangible asset amortization*	5	5	14	15
Restructuring, integration, and other	5	36	66	75
Gain on investments, net	(3)	(5)	(9)	(109)
Impact of wind down to inventory	(4)	(2)	(9)	(7)
Tax effect of adjustments above	—	(9)	(15)	5
Impact of TCJA Tax Act settlements	—	(8)	—	(8)
Non-GAAP net income attributable to shareholders	$321	$126	$874	$348

The sum of the components for non-GAAP net income attributable to shareholders may not agree to totals, as presented, due to rounding.

*  For the first nine months of 2025, identifiable intangible asset amortization excludes amortization attributable to the noncontrolling interests.

The increase in net income attributable to shareholders in the third quarter and first nine months of 2026 compared to the year-earlier periods relates primarily to changes in operating income and interest and other financing expense, net, partially offset by the decrease in gain on investments, net discussed above.

Liquidity and Capital Resources

Management believes that the company’s current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization programs, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the next 12 months and the foreseeable future. The company’s current committed and undrawn liquidity stands at approximately $3.1 billion in addition to $215.6 million of cash on hand at October 3, 2026. The company also may issue debt or equity securities in the future, and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and may seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

The following table presents selected financial information related to liquidity:

	October 3,	December 31,
(millions)	2026	2025	Change
Working capital	$7,703	$7,437	$266
Cash and cash equivalents	216	306	(90)
Short-term debt	110	—	110
Long-term debt	2,641	3,085	(444)

Working Capital

The company maintains a significant investment in working capital, which the company defines as accounts receivable, net, plus inventories less accounts payable. The increase in working capital during the first nine months of 2026 was primarily attributable to the higher inventory purchases to support future sales demand partially offset by timing of settlements, most notably within the Global Components supply chain services offerings. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements.

Working capital as a percentage of sales, which is defined as working capital divided by annualized quarterly sales, decreased to 18.0% for the third quarter of 2026, compared to 23.5% in the year-earlier period. The decrease in working capital as a percentage of sales was primarily due to increased sales.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less. At October 3, 2026, and December 31, 2025, the company had cash and cash equivalents of $215.6 million and $306.5 million, respectively, of which $183.7 million and $241.6 million, respectively, were held outside the United States.

The company has $6.3 billion of undistributed earnings of its foreign subsidiaries which it deems indefinitely reinvested, and recognizes that it may be subject to additional foreign taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings. The company also has $2.2 billion of foreign earnings that are not deemed permanently reinvested and are available for distribution in future periods as of October 3, 2026.

Revolving Credit Facilities and Debt

The following tables summarize the company’s credit facilities:

		Outstanding Borrowings
	Borrowing	October 3,	December 31,
(millions)	Capacity	2026	2025
North American asset securitization program	$1,750	$638	$970
Revolving credit facility	2,000	—	—
Commercial paper program (a)	1,200	—	—
Uncommitted lines of credit	160	—	—
(a)	Amounts outstanding under the commercial paper program are backstopped by available commitments under the company’s revolving credit facility.

	Average Daily Balance Outstanding
	Nine Months Ended		Effective Interest Rate
	October 3,	September 27,	October 3,	September 27,
(millions)	2026	2025	2026	2025
North American asset securitization program	$481	$683	4.76%	4.66%
Revolving credit facility	19	1	5.13%	5.34%
Commercial paper program	219	368	4.24%	4.74%
Uncommitted lines of credit	87	276	4.66%	4.79%

The company also has an EMEA asset securitization program under which it continuously sells its interest in designated pools of trade accounts receivable of certain of its subsidiaries in the EMEA region. Receivables sold under the program are excluded from “Accounts receivable, net” and no corresponding liability is recorded on the company’s consolidated balance sheets. During the first nine months of 2026 and 2025, the average daily balance outstanding under the EMEA asset securitization program was $428.6 million and $327.5 million, respectively. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements for further discussion.

The following table summarizes recent events impacting the company’s capital resources:

(millions)	Activity	Date	Notional Amount
North American asset securitization program	Increase in Capacity	September 2026	$250
Uncommitted lines of credit	Decrease in Capacity	June 2026	$300
Uncommitted lines of credit	Decrease in Capacity	February 2026	$100
4.00% notes, due April 2025	Repaid	April 2025	$350

Refer to Note G “Debt” of the Notes to the Consolidated Financial Statements for further discussion of the company’s short-term and long-term debt and available financing.

Cash Flows

The following table summarizes the company’s cash flows by category for the periods presented:

	Nine Months Ended
	October 3,	September 27,
(millions)	2026	2025	Change
Net cash provided by (used for) operating activities	$577	$(136)	$713
Net cash (used for) provided by investing activities	(80)	51	(131)
Net cash used for financing activities	(500)	(109)	(391)

Cash Flows from Operating Activities

The net amount of cash provided by the company’s operating activities during the first nine months of 2026 was $576.7 million, and the cash used for operating activities during the first nine months of 2025 was $135.9 million. The change in cash provided by operating activities during 2026, compared to the year-earlier period, relates primarily to timing of settlements, most notably within the Global Components supply chain services offerings, and increase in income from operations, partially offset by higher inventory purchases to support future sales demand. The fluctuations in both “Accounts receivable, net” and “Accounts payable” are primarily related to the Global Components supply chain services offerings and are typically correlated as the company acts as an intermediary in the transaction and remits payments to the supplier upon receipt from the customer. Refer to Note E “Accounts Receivable” of the Notes to the Consolidated Financial Statements.

Cash Flows from Investing Activities

The net amount of cash used for investing activities for the first nine months of 2026 was $80.1 million, and the cash provided by investing activities for the first nine months of 2025 was $51.0 million. The change in cash flows from investing activities related primarily to proceeds from the sale of an investment in certain equity securities (refer to Note

D “Investments in Affiliated Companies” of the Notes to the Consolidated Financial Statements) and proceeds from the settlement of net investment hedges (refer to Note H “Financial Instruments Measured at Fair Value” of the Notes to the Consolidated Financial Statements) in the second quarter of 2025.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2026 and 2025 was $500.4 million and $109.4 million, respectively. The change in cash used for financing activities relates primarily to an increase in repayments of long-term bank borrowings and an increase in repurchases of common stock, partially offset by the redemption of a note in 2025.

Capital Expenditures

Capital expenditures for the first nine months of 2026 and 2025 were $80.1 million and $73.9 million, respectively, and the company expects capital expenditures to be approximately $100.0 million for fiscal year 2026. The company's capital expenditures primarily relate to enhancements in internally developed software, mainly ArrowSphere, the company's AI-enabled marketplace and management platform, as well as improvements of the company's facilities and warehouses. Refer to discussion of the company’s policy on software development costs in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the first nine months of 2026, under the January 2023 program, the company repurchased 0.2 million shares of its common stock for $25.0 million, excluding excise taxes, and under the May 2026 program, the company repurchased 0.6 million shares of its common stock for $135.5 million, excluding excise taxes. During the first nine months of 2025, under the January 2023 program, the company repurchased 0.9 million shares of its common stock for $99.9 million, excluding excise taxes.

As of October 3, 2026, approximately $863.4 million remained available for repurchase under the May 2026 program.

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

As of October 3, 2026, the company had purchase obligations of $33.5 billion, which represent an estimate of non-cancellable inventory purchase orders, future payments under IT distribution arrangements, and other contractual obligations related to information technology and facilities with $14.3 billion expected to be paid in the remaining three months of 2026, $7.2 billion in 2027, $3.0 billion in 2028, $2.2 billion in 2029, $1.5 billion in 2030, and $5.3 billion in 2031 and thereafter. Some of these purchase obligations relate to sales where the company acts as an agent in the transaction. Refer to discussion of the company’s revenue recognition policy in Note 1 “Summary of Significant Accounting Policies” in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

With the exception of the item noted above, there were no other material changes to “Contractual Obligations” and “Additional Capital Requirements and Sources” of the company as of October 3, 2026.

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

There have been no significant changes to the company’s critical accounting estimates for the nine months ended October 3, 2026. For more information, refer to the section titled “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 3, 2026, there were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 3, 2026 (the “Evaluation”). Based upon the Evaluation, the company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of October 3, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Environmental Matters” in Note L “Contingencies” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the company’s risk factors from those discussed in Part I, Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share repurchase activity for the quarter ended October 3, 2026:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total		Purchased as	Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
(thousands except share and per share data)	Purchased	per Share	Program	Programs (a) (b)
July 5 through August 1, 2026	72,294	$206.84	72,294	$941,982
August 2 through August 29, 2026	306,461	209.21	306,461	877,866
August 30 through October 3, 2026	63,018	216.44	63,018	863,355
	441,773		441,773
(a)	Average price paid per share excludes 1% excise tax on share repurchases.
(b)	On May 12, 2026, the company’s Board of Directors authorized a $1.0 billion share repurchase program that replaced the prior share repurchase program authorized in January 2023. The company’s share repurchase program does not have an expiration date. As of October 3, 2026, the total authorized dollar value of shares available for repurchase was $1.0 billion of which $136.6 million has been utilized, and the $863.4 million in the table represents the remaining amount available for repurchase under the program.

Item 5.Other Information

Trading Arrangements

During the quarter ended October 3, 2026, none of the company’s directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 6.Exhibits

Exhibit Number	Exhibit

10(a)+	Employment Agreement dated July 31, 2026, between the Company and Deidra C. Merriwether (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on August 6, 2026).

10(b)+*	Restricted Stock Unit Award Agreement for William F. Austen.

10(c)

Amendment No. 36, dated as of September 2, 2026, to the Transfer and Administration Agreement dated March 21, 2001 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 4, 2026).

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

ARROW ELECTRONICS, INC.

Date:	November 5, 2026	By:	/s/ Rajesh K. Agrawal
Rajesh K. Agrawal
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

/s/ Brandon Brewbaker
Brandon Brewbaker
Vice President, Corporate FP&A and Chief Accounting Officer